Form 10-Q
period 2020-06-30
Open Lending Corp
filed 2020-08-14
CIK 1806201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-39326

OPEN LENDING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	EIN 82-3008583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Barton Oaks One 901 S. MoPac Expressway, Bldg. 1, Suite 510 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 892-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	LPRO	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2020, the registrant had 111,539,609 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the benefits of the Business Combination;

•	our financial performance;

•	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

•	expansion plans and opportunities;

•	reductions in loan applications of certified loans;

•	the impact of the relative strength of the overall economy, including its effect on unemployment, consumer spending and consumer demand for automotive products;

•

the growth in loan volume from automotive original equipment manufacturers and their captive finance companies (“OEM Captives”) relative to that of other automotive lenders, and associated concentration of risks;

•	the costs of services in absolute dollars and as a percentage of our program fee revenue;

•	general and administrative expenses in absolute dollars and as a percentage of revenue;

•	selling and marketing expenses in absolute dollars and as a percentage of program fee revenue;

•	research and selling expenses in absolute dollars;

•	the impact of projected operating cash flows and available cash on hand on Open Lending’s business operations in the future;

•	the turnover in automotive lenders, as well as varying activation rates and volatility in usage of the Open Lending platform by automotive lenders;

•

the outcome of any known and unknown litigation and regulatory proceedings, including such legal proceeds that may be instituted in connection with the Business Combination and transactions contemplated thereby;

•	the ability to maintain the listing of our common stock on NASDAQ;

•	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;

•	expenses associated with Open Lending’s year-over-year growth as a result of demands on its operational, marketing, compliance and accounting infrastructure;

•	costs related to the Business Combination;

•	payments under the Tax Receivable Agreement;

•	regulatory agreements between Open Lending and state agencies regarding issues including automotive lender conduct and oversight and loan pricing;

•	changes in applicable laws or regulations; and

•	the effects of the COVID-19 pandemic on our business.

All forward-looking statements are based on information and estimates available to the Company at the time of this Quarterly Report on Form 10-Q and are not guarantees of future financial performance. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.

OPEN LENDING CORPORATION

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,252	$7,676
Restricted cash	2,412	2,222
Accounts receivable	3,193	3,767
Current contract assets	19,491	29,782
Prepaid expenses	1,629	479
Other current assets	328	205
Deferred transaction costs	—	1,081

Total current assets	53,305	45,212
Property and equipment, net	669	299
Non-current contract assets	43,235	33,169
Deferred tax asset, net	89,177	—
Other assets	148	506

Total assets	$186,534	$79,186

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$3,086	$1,337
Accrued expenses	924	2,006
Income tax payable	569	—
Current portion of notes payable	4,463	2,484
Other current liabilities	2,647	2,366

Total current liabilities	11,689	8,193
Estimated fair value of contingent consideration	395,891	—
Long-term notes payable, net of unamortized debt issuance costs	155,128	829
Other long-term liabilities	88,077	—

Total liabilities	$650,785	$9,022
Commitment and contingencies
Redeemable convertible preferred Series C units, 0 and 14,278,603 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	304,943
Stockholders’ deficit
Preferred stock, $0.01 par value; 10,000,000 shares authorized and 0 shares issued as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized and 91,849,909 issued and outstanding as of June 30, 2020; 110,000,000 shares authorized and 37,631,052 issued and outstanding as of December 31, 2019	918	376
Additional paid-in capital	(92,912)	7,626
Accumulated deficit	(372,257)	(242,781)

Total stockholders’ deficit	(464,251)	(234,779)

Total liabilities and stockholders’ deficit	$186,534	$79,186

OPEN LENDING CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Program fees	$8,793	$9,482	$21,505	$17,457
Profit share	12,163	14,943	15,938	25,779
Claims administration service fees	1,111	758	2,054	1,431

Total revenue	22,067	25,183	39,497	44,667
Cost of services	1,827	2,067	4,322	3,594

Gross profit	20,240	23,116	35,175	41,073
Operating expenses
General and administrative	14,650	3,315	18,218	6,407
Selling and marketing	1,295	1,889	3,373	3,645
Research and development	349	332	707	578

Operating income	3,946	17,580	12,877	30,443
Change in fair value of contingent consideration	(48,802)	—	(48,802)	—
Interest expense	(3,644)	(82)	(4,408)	(168)
Interest income	44	5	61	8
Other income	3	2	3	6

Income/(loss) before income taxes	(48,453)	17,505	(40,269)	30,289
Provision (benefit) for income taxes	1,352	21	1,364	(99)

Net income (loss) and comprehensive income (loss)	$(49,805)	$17,484	$(41,633)	$30,388

Net income (loss) and comprehensive income (loss) per common share
Basic and diluted net loss per share	$(1.01)	$(0.19)	$(0.80)	$(0.53)
Weighted average basic and diluted shares of common stock outstanding	49,547,284	37,631,052	43,589,168	37,631,052

OPEN LENDING CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share and unit data)

(Unaudited)

	Redeemable Convertible Series C Preferred		Common		Series A and B Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Amount
Balance as of December 31, 2019, as originally reported	21,906,852	304,943	25,381,873	7,524	29,058,266	478	—	—	—	(242,781)	(234,779)

Retroactive application of the recapitalization	(7,628,249)	—	(25,381,873)	(7,524)	(29,058,266)	(478)	37,631,052	376	7,626	—	—

Balance as of December 31, 2019, as adjusted	14,278,603	304,943	—	—	—	—	37,631,052	376	7,626	(242,781)	(234,779)
Fair value adjustment of redemption option in Open Lending, LLC convertible preferred stock	—	(47,537)	—	—	—	—	—	—	—	47,537	47,537
Vesting of Open Lending, LLC share-based compensation plan	—	—	—	—	—	—	—	—	487	—	487
Distribution to Open Lending, LLC unitholders before Business Combination	—	—	—	—	—	—	—	—	—	(135,380)	(135,380)
Net income	—	—	—	—	—	—	—	—	—	8,172	8,172

Balance as of March 31, 2020	14,278,603	257,406	—	—	—	—	37,631,052	376	8,113	(322,452)	(313,963)
Recapitalization transaction, net of transaction costs	(14,278,603)	(257,406)	—	—	—	—	54,218,857	542	242,001	—	242,543
Deferred tax asset	—	—	—	—	—	—	—	—	1,874	—	1,874
Estimated fair value of contingent consideration at June 10, 2020	—	—	—	—	—	—	—	—	(347,089)	—	(347,089)
Vesting of Open Lending, LLC share-based compensation plan	—	—	—	—	—	—	—	—	2,189	—	2,189
Net loss	—	—	—	—	—	—	—	—	—	(49,805)	(49,805)

Balance as of June 30, 2020	—	—	—	—	—	—	91,849,909	918	(92,912)	(372,257)	(464,251)

OPEN LENDING CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share and unit data)

(Unaudited)

	Redeemable Convertible Series C Preferred		Common		Series A and B Preferred		Common Stock		Additional Paid-in Capital	Accumula ted Deficit	Total Stockholders’ Deficit
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Amount
Balance as of December 31, 2018, as originally reported	21,906,852	141,518	23,885,352	5,540	29,058,266	478	—	—	—	(139,810)	(133,792)

Retroactive application of the recapitalization	(7,628,249)	—	(23,885,352)	(5,540)	(29,058,266)	(478)	37,631,052	376	5,642	—	—

Balance as of December 31, 2018, as adjusted	14,278,603	141,518	—	—	—	—	37,631,052	376	5,642	(139,810)	(133,792)
ASC 606 Transition Adjustment	—	—	—	—	—	—	—	—	—	32,768	32,768
Fair value adjustment of redemption option in Open Lending, LLC convertible preferred stock	—	23,112	—	—	—	—	—	—	—	(23,112)	(23,112)
Vesting of Open Lending, LLC share-based compensation plan	—	—	—	—	—	—	—	—	523	—	523
Distribution to Open Lending, LLC unitholders	—	—	—	—	—	—	—	—		(7,554)	(7,554)
Net income	—	—	—	—	—	—	—	—	—	12,904	12,904

Balance as of March 31, 2019	14,278,603	164,630	—	—	—	—	37,631,052	376	6,165	(124,804)	(118,263)
Fair value adjustment of redemption option in Open Lending, LLC convertible preferred stock	—	23,112	—	—	—	—	—	—	—	(23,112)	(23,112)
Vesting of Open Lending, LLC share-based compensation plan	—	—	—	—	—	—	—	—	487	—	487
Distribution to Open Lending, LLC unitholders	—	—	—	—	—	—	—	—	—	(5,075)	(5,075)
Net income	—	—	—	—	—	—	—	—	—	17,484	17,484

Balance as of June 30, 2019	14,278,603	187,742	—	—	—	—	37,631,052	376	6,652	(135,507)	(128,479)

OPEN LENDING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(41,633)	$30,388
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	2,676	1,010
Depreciation and amortization	671	52
Change in fair value of contingent consideration	48,802	—
Deferred income taxes	775	—
Changes in assets & liabilities:
Accounts receivable	574	(829)
Contract assets	225	(13,439)
Prepaid expenses	(69)	(400)
Other current and non-current assets	322	(339)
Accounts payable	176	44
Accrued expenses	(1,184)	316
Income tax payable	569	—
Other liabilities	102	240

Net cash provided by operating activities	12,006	17,043

Cash flows from investing activities
Purchase of property and equipment	(424)	(57)

Net cash used in investing activities	(424)	(57)

Cash flows from financing activities
Repayments of notes payable	(4,380)	(1,242)
Proceeds from issuance of long-term debt, net of issuance costs	160,233	—
Distributions to Open Lending, LLC unitholders	(135,380)	(20,179)
Recapitalization transaction, net of transaction costs	(13,289)	—

Net cash provided by (used in) financing activities	7,184	(21,421)

Net change in cash and cash equivalents and restricted cash	18,766	(4,435)
Cash and cash equivalents and restricted cash at the beginning of the period	9,898	13,136

Cash and cash equivalents and restricted cash at the end of the period	$28,664	$8,701

Supplemental disclosure of cash flow information:
Interest paid	$3,958	$160
Income tax paid (refunded), net	20	(99)
Change in fair value of Open Lending, LLC redeemable convertible preferred units	(47,537)	46,224
Conversion of preferred stock to common stock	257,406	—

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business, Background and Nature of Operations

Open Lending Corporation (the “Company”), headquartered in Austin, Texas, provides loan analytics, risk-based loan pricing, risk modeling, and automated decision technology for automotive lenders throughout the United States of America which allows each lending institution to book incremental non-prime automotive loans out of their existing business flow. The Company also operates as a third-party administrator that adjudicates insurance claims and refunds on those automotive loans.

Nebula Acquisition Corporation (“Nebula”), our predecessor, was originally incorporated in Delaware on October 2, 2017 as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 10, 2020 (the “Closing”), Nebula consummated a business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement, dated as of January 5, 2020 (as amended by that certain Amendment No. 1 and Waiver, dated as of March 18, 2020, that certain Amendment No. 2 and Consent, dated as of March 26, 2020, that certain Amendment No. 3, dated as of May 13, 2020, and that certain amendment No. 4, dated as of June 9, 2020, the “Business Combination Agreement”) by and among Nebula, Open Lending, LLC, a Texas limited liability company, BRP Hold 11, Inc., a Delaware corporation (“Blocker”), the Blocker’s sole stockholder, Nebula Parent Corp., a Delaware Corporation (“ParentCo”), NBLA Merger Sub LLC, a Texas limited liability company, NBLA Merger Sub Corp., a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company, as the Securityholder Representative.

Immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Agreement (the “Transactions”, and such completion, the “Closing”), Open Lending, LLC became a wholly-owned subsidiary of ParentCo, and, ParentCo changed its name to Open Lending Corporation. The Company is now listed on NASDAQ under the symbol “LPRO”.

Unless the context otherwise requires, “we,” “us,” “our,” “Open Lending,” and the “Company” refers to Open Lending Corporation, the combined company and its subsidiaries following the Business Combination. “Open Lending, LLC” and “Nebula” refers to Open Lending, LLC and Nebula Acquisition Corporation prior to the Closing. Refer to Note 3 for further discussion on the Business Combination.

The Company has evaluated how it is organized and managed and has identified only one operating segment. All of the Company’s operations and assets are in the United States, and all of its revenues are attributable to United States customers.

2.	Summary of Significant Accounting and Reporting Policies and Recent Developments

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

a)	Unaudited interim financial statements

The accompanying consolidated balance sheet as of June 30, 2020, consolidated statements of operations and comprehensive income (loss) and consolidated statements of stockholders’ deficit for the three and six months ended June 30, 2020 and 2019, respectively and consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, respectively, are unaudited.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. However, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of June 30, 2020, and its results of operations, including its comprehensive income (loss), stockholders’ deficit for three and six months ended June 30, 2020 and 2019, respectively, and its cash flows for the six months ended June 30, 2020 and 2019, respectively. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2020. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2020.

Certain prior year amounts, such as deferred transaction costs, have been reclassified to conform to the June 30, 2020 balance sheet presentation.

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

b)	Basis of presentation

The Business Combination is accounted for as a reverse recapitalization as Open Lending, LLC was determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). The determination is primarily based on the evaluation of the following facts and circumstances:

•	the pre-combination unitholders of Open Lending, LLC hold the majority of voting rights in the Company;

•	the pre-combination unitholders of Open Lending, LLC have the right to appoint the majority of the directors of the Company;

•	senior management of Open Lending, LLC became the senior management of the Company; and

•	operations of Open Lending, LLC comprise the ongoing operations of the Company.

In connection with the Business Combination, outstanding units of Open Lending, LLC were converted into common stock of the Company, par value $0.01 per share, representing a recapitalization, and the net assets of Nebula were acquired at historical cost, with no goodwill or intangible assets recorded. Open Lending, LLC was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing (for the year ended December 31, 2019 and the quarter ended March 31, 2020 and 2019) are those of Open Lending, LLC. The shares and corresponding capital amounts and net income (loss) per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. The number of Series C preferred units in mezzanine equity was also retroactively restated in shares reflecting the exchange ratio, and the carrying amount of the Series C Preferred Units is based on the fair value of its redemption amount on each reporting date. All Series C Preferred Units were converted to the Company’s common stock on the closing date of the Business Combination.

c)	Principles of consolidation

The accompanying financial statements include the accounts of the Company and all its subsidiaries that are directly or indirectly owned or controlled by the Company. Intercompany transactions and balances have been eliminated upon consolidation.

d)	Coronavirus outbreak

The recent outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on our operating results, financial condition and cash flows. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and continued spread of the disease, the impact on our revenues which are generated with automobile lenders and insurance company partners and driven by consumer demand for automobiles and automotive loans, extended closures of businesses, rising unemployment and the overall impact on our customer behavior, all of which are uncertain and cannot be predicted. We expect to have a short-term reduction in loan applications and certified loans and potential increased defaults, which will impact our revenues and subsequent recovery as the automotive finance industry and overall economy recover. We continue to closely monitor the current macro environment, particularly the impact of the recent COVID-19 pandemic on monetary and fiscal policies.

e)	Emerging growth company

The Company is an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act (“JOBS Act”). As such, the Company is eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements.

The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the shares of its common stock that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of its common stock in its initial public offering.

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

f)	Use of estimates and judgements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to estimates are recognized prospectively.

Significant items subject to such estimates and assumptions include, but are not limited to, the recognition of the valuations of share-based compensation arrangements, valuation of contingent consideration, valuation of interest rate swaps, the useful lives of property and equipment, revenue recognition, and assumptions used in the recognition of contract assets.

At the end of first quarter 2020, changes in facts and circumstances and general market conditions from the COVID-19 pandemic resulted in lower expectations of future operating results. The Company considered these circumstances and the potential long-term impact on cash flows and determined that an impact exists for revenue estimation under Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Accordingly, the Company adjusted its expectation on loan default rate, default severity and prepayment rate to ensure the underlying assumptions in estimating ASC 606 revenue reflects management’s best estimates based on historical experience and current market conditions. Specifically, the Company increased the expected loan default and severity rate and decreased prepayment rate, which yielded a $13.0 million reduction in its contract asset in the first six months of 2020.

g)	Income taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured as the largest amount that is greater than 50% likely of being realized.

The Company records potential interest and penalties related to an underpayment of income taxes as interest expense and penalties included within operating expenses in the consolidated statements of operations and comprehensive income.

h)	Recently adopted accounting pronouncements

On January 1, 2020, we adopted ASU 2016-02, Leases (“Topic 842”) using the alternative modified retrospective transition method and elected practical expedients which allowed us to account for the lease and non-lease components as a single component. In addition, we elected not to reassess whether any expired or existing contracts contain leases, the corresponding lease classification and initial direct costs. The practical expedients were applied across our lease portfolios.

We recognized operating right-of-use (“ROU”) asset and lease liabilities for operating leases with initial terms greater than 12 months. ROU assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. The adoption Topic 842 did not have a material impact on our consolidated financial statements.

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

i)	Recently issued accounting pronouncements not yet adopted

In December 2019, the FASB released ASU 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company does not expect adoption of the new standard to have a material impact on its consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments (“Topic 326”) - Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. This ASU will be effective for the Company commencing after December 15, 2022. The Company is in the process of assessing the impact of this ASU on our consolidated financial statements and disclosures.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

3.	Business Combination

On June 10, 2020, Nebula consummated a business combination with Open Lending, LLC pursuant to the Business Combination Agreement. Pursuant to ASC 805, for financial accounting and reporting purposes, Open Lending, LLC was deemed the accounting acquirer and Nebula was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of Open Lending, LLC issuing stock for the net assets of Nebula, accompanied by a recapitalization. Under this method of accounting, the consolidated financial statements of Open Lending, LLC are the historical financial statements of Open Lending Corporation. The net assets of Nebula were stated at historical costs, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP, and are consolidated with Open Lending, LLC’s financial statements on the Closing date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement.

As a result of the Business Combination, Open Lending, LLC’s unitholders received aggregate consideration of approximately $1.0 billion, which consists of (i) $328.8 million in cash at the closing of the Business Combination, net of transaction expenses, (ii) $135.0 million in cash distribution from debt issued in March 2020, and (iii) 51,909,655 shares of common stock valued at $10.00 per share, totaling $519.1 million. In addition, Open Lending, LLC’s unitholders are entitled to receive additional contingency consideration of up to an aggregate of 22,500,000 shares if the price of the Company’s common stock trading on the NASDAQ meets certain thresholds following the Business Combination. See Note 6 Contingent Consideration for additional information.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $55.5 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. In addition, the Company incurred $9.1 million in transaction bonuses paid to key employees and directors and $2.2 million in non-cash share-based compensation expense due to the accelerated vesting of Open Lending, LLC’s legacy share-based compensation plan. The transaction bonuses and share-based compensation are included in general and administrative expense on our consolidated statement of operations and comprehensive income (loss) in second quarter 2020. See Note 8 Share-Based Compensation for additional information. As of June 30, 2020, we have $1.6 million of accrued transaction costs in accounts payable on our consolidated balance sheet.

4.	Notes Payable

The Company is the Borrower under that certain Credit Agreement, dated as of March 11, 2020, among Open Lending, UBS AG, Stamford Branch, as administrative agent, the lenders from time to time party thereto and the other parties thereto, as amended, the Credit Agreement (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders thereto funded a term loan (“Term Loan”) in a principal amount of $170.0 million, which was used primarily to fund a non-liquidation distribution to its unitholders and provide cash reserves. The current maturity date for the Credit Agreement is March 2027. The term loan bears interest at a rate of LIBOR plus 6.50% (subject to a LIBOR floor of 1%) or the base rate plus 5.50%. For the three and six months ended June 30, 2020, the weighted average effective interest rate was 7.50%. The Credit Agreement contains a maximum total net leverage ratio financial covenant that is tested quarterly and is calculated based on the ratio of the Company’s Adjusted EBITDA (as defined in the Credit Agreement) to funded indebtedness. The maximum total net leverage ratio begins at 4.75 to 1.0 and then gradually decreases from year-to-year down to 2.5 to 1.0 on or after June 30, 2026.

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s outstanding Notes Payable consists of the following:

(in thousands)	June 30, 2020	December 31, 2019
Note payable	—	3,334
Term loan due 2027	168,938	—
Less: debt issuance costs	(9,347)	(21)
Less: current portion of notes payable	(4,463)	(2,484)

Long-term notes payable, net of debt issuance costs	$155,128	$829

As of June 30, 2020, the Company was in compliance with the debt covenants contained in the Credit Agreement.

5.	Stockholders’ Deficit

On June 11, 2020, Open Lending Corporation’s common stock began trading on the NASDAQ under the symbol “LPRO”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available for issuance the following shares and classes of capital stock, each with a par value of $0.01 per share: (i) 550,000,000 shares of common stock; (ii) 10,000,000 shares of preferred stock. Immediatey following the Business Combination, there were 91,849,909 shares of common stock with a par value of $0.01, and 9,166,659 warrants outstanding. As discussed in Note 3 Business Combination, the Company has retroactively adjusted the shares issued and outstanding prior to June 10, 2020 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of common stock into which they were converted.

In connection to the Business Combination, on July 1, 2020, the Company filed a Registration Statement on Form S-1 to register 52,916,659 shares of common stock for the issuance by the Company of (i) up to an aggregate of 23,750,000 shares of our common stock that may be issued as earn-out consideration upon certain triggering events and (ii) 9,166,659 shares of our common stock that may be issued upon exercise of warrants to purchase common stock at an exercise price of $11.50 per share of common stock, herein referenced as public warrants.

Common stock

In conjunction with the Business Combination, Nebula obtained commitments from certain investors (collectively, the “PIPE Investors”) to purchase shares of Nebula Class A common stock, which were converted into 20,000,000 Private Investment in Public Entity (“PIPE”) shares for a purchase price of $10.00 per share. Of the 20,000,000 PIPE shares, 11,500,000 shares are held by other institutional investors and 8,500,000 shares are held by Nebula Holdings, LLC and its affiliates. At the Closing and as of June 30, 2020, the Company had 91,849,909 shares of common stock outstanding, which excludes 3,437,500 shares issued and outstanding that are subject to certain lock-up and forfeiture arrangements pursuant to the Founder Support Agreement, dated as of January 5, 2020 (as amended by that certain Amendment No.1, dated March 18, 2020, and that certain Amendment No.2, dated May 13, 2020), by and among Nebula, ParentCo, Open Lending, LLC, Nebula Holdings, LLC, Adam H. Clammer, James H. Greene, Jr ., Rufina Adams, David Kerko, Frank Kern, James C. Hale and Ronald Lamb. The following summarizes the Company’s common stock outstanding immediately after the Business Combination:

	Shares	%
Open Lending, LLC unitholders	51,909,655	56%
Public stockholders	16,502,754	18%
Nebula Holdings, LLC and its affiliates	11,937,500	13%
PIPE Investors	11,500,000	13%

Total	91,849,909	100%

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Preferred Stock

As of December 31, 2019, Open Lending, LLC had 29,058,266 shares of no par value Series A and Series B preferred units outstanding and 21,906,852 shares of redeemable convertible Series C preferred units, all of which were convertible on a 1:1 basis with Open Lending, LLC common units. Upon the Closing, the preferred units outstanding were converted into common stock of the Company at the exchange rate established in the Business Combination Agreement, par value $0.01 per share.

Public Warrants

Upon the Closing, there are 9,166,659 outstanding public warrants to purchase shares of the Company’s common stock that were issued by Nebula with other consideration prior to the Business Combination. The warrants will expire on June 10, 2025, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Each whole warrant entitles the holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The warrants are exercisable 30 days after the completion of the Business Combination. Once the public warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20- trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the warrant holders.

Dividend

Any decision to declare and pay dividends in the future will be made at the sole discretion of Open Lending Corporation’s Board of Directors and will depend on, among other things, results of operations, cash requirements, financial condition, contractual restrictions and other factors that Open Lending Corporation’s Board of Directors may deem relevant. In addition, the Company’s ability to pay dividends will be limited by covenants in its existing indebtedness and may be limited by the agreements governing other indebtedness that it or its subsidiaries incur in the future.

6.	Contingent Consideration

As part of the Business Combination, Open Lending, LLC unitholders and certain Nebula equity holders are entitled to additional consideration in form of shares of the Company’s common stock to be issued when the Company’s common stock price achieves certain market share price milestones within specified periods following the Closing. In addition, the Nebula sponsors are restricted to transfer a portion of their founder shares unless certain market share price targets are achieved within the specified period. As of June 30, 2020, no shares of the contingent consideration had been issued or released from transfer restrictions. Refer to Note 13 Subsequent Events for the events after June 30, 2020 that triggered the issuance the contingent consideration shares.

Pursuant to the guidance under ASC 815, Derivatives and Hedging, the contingent consideration is classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value is recognized as expense or income in each period accordingly. The fair value of the contingent consideration on each valuation date is estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility. For the June 30, 2020 valuation date, management also used historical stock prices over the trading period since the Business Combination date to account for the days that the share price had exceeded the respective target price milestones. On June 10, 2020, the contingency consideration had a fair value of $347.1 million. On June 30, 2020, the contingency consideration shares had a fair value of $395.9 million. The increase in contingent consideration fair value of $48.8 million was recorded as expense in the statements of operations and comprehensive income (loss).

Founders Shares Subject to Transfer Restrictions

Immediately following the consummation of the Business Combination, 3,437,500 shares of common stock issued and outstanding held by Nebula Holdings, LLC and its affiliates are subject to transfer restrictions (the “Lock-up Shares”). The holder of the Lock-up Shares cannot sell, transfer or otherwise dispose of their respective shares until the respective lock-up provisions have been achieved as described further below. The Lock-up Shares have full ownership rights including the right to vote and receive dividends and other distribution thereon. The Lock-up Shares will be released from the transfer restrictions upon achieving certain market share price milestones as follows:

1)

The 3,437,500 shares will be released from the lock-up restriction and no longer subject to forfeiture if the daily volume weighted average price (“VWAP”) of the Company’s common stock have been greater than or equal to $12.00 for one-half of the Lock-up Shares and $14.00 per share for one-half of the Lock-up Shares, respectively, for 20 trading days over a 30-trading day period at any time within seven years after the Closing.

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

2)	The Lock-up shares will be released from the lock-up restrictions on the date the Company undergoes a change of control as defined in the Business Combination Agreement.

The Lock-up shares will be forfeited if the set milestones are not reached within seven years after the Closing.

Contingently Issuable Shares

Pursuant to the Business Combination Agreement, Open Lending, LLC’s unitholders may receive up to 22,500,000 shares of common stock (the “Contingency Consideration”) contingent upon achieving certain market share price milestones within a period of 42 months post Business Combination. The Company will issue 7,500,000 shares of common stock when each of the following conditions is met, respectively:

1)	the VWAP is greater than or equal to $12.00 over any 20 trading days within any 30-trading day period prior to or as of the 24th month of the Closing;

2)	the VWAP is greater than or equal to $14.00 over any 20 trading days within any 30-trading day period prior to or as of the 30th month of the Closing; and

3)	the VWAP is greater than or equal to $16.00 over any 20 trading days within any 30-trading day period prior to or as of the 42nd month of the Closing;

In connection with the Business Combination, certain Nebula’s equity holders will receive up to 1,250,000 earn-out shares of common stock (the “Earn-out Consideration”) contingent upon achieving certain market share price milestones within a period of 30 months post Business Combination. The Company will issue 625,000 shares of common stock when each of the following conditions is met, respectively:

1)	the VWAP is greater than or equal to $12.00 over any 20 trading days within any 30-trading day period prior to or as of the 24th month of the Closing; and

2)	the VWAP is greater than or equal to $14.00 over any 20 trading days within any 30-trading day period prior to or as of the 30th month of the Closing;

The Contingency Consideration and the Earn-out Consideration shares vest immediately in the event of a change of control as defined in the Business Combination Agreement.

7.	Revenue

The Company accounts for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights and payment terms can be identified, the contract has commercial substance, and it is probable the Company will collect substantially all of the consideration it is entitled to. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

Performance Obligations

The Company generates revenue primarily by providing services to lending institutions and insurance carriers. The following is a description of the principle activities from which the Company generates revenue.

1)	Revenue from contracts with lending institutions

Program fees are derived from contracts with automotive lenders. Through the Company’s proprietary Lenders Protection Program (“LPP”), we enable automotive lenders to make loans that are insured against certain credit losses from defaults. The Company generates program fee revenue from our proprietary, cloud-based software platform that enables automotive lenders, OEM captive finance companies and other financial institutions (collectively “lending institutions”) to approve loans to traditionally underserved non-prime or near-prime borrowers.

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

The Company receives program fees for providing loan decision-making analytics solutions and automated issuance of credit default insurance with third-party insurance providers. The Company’s performance obligation is complete when a loan is certified through the Company’s Lenders Protection program and is issued by the lending institution. Program fee contracts contain a single performance obligation, which consist of a series of distinct services that are substantially the same with the same pattern of transfer to customers.

Program fees are based on a percentage of the initial principal amount of the loans processed by the Company. There are two types of payment arrangements: 1) a single pay program fee is due based on the volume of loans originated by the lending institution in a calendar month; or 2) a monthly pay program fee is due in equal monthly installments within 12 months of loan origination.

We bill the customer for an amount calculated based on the actual number of loans processed in a calendar month, which corresponds directly with the value of service transferred to the customer in that month.

2)	Revenue from customer with insurance carriers

We have producer agreements with two insurance carriers, AmTrust Financial Services, Inc. (“AmTrust”) and CNA Financial Corporation (“CNA”), from which we earn profit-share revenue and claims administration service fees.

In the profit share arrangement, the Company facilitates placement of credit default insurance policies with lending institutions on behalf of our insurance partners. Profit share revenue represents our participation in the underwriting profit of our third-party insurance partners who provide lenders with credit default insurance on loans the automotive lenders make using our LPP. We receive a percentage of the aggregate monthly insurance underwriting profit. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including reserves for incurred but not reported losses), with losses accrued and carried forward for future profit share calculations. The Company fulfills its performance obligation upon placement of the insurance, at which point the Company is entitled to the profit share of all future net premiums earned by the insurance carrier on the policy.

To determine the profit share revenue, we use forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and severity rates. These assumptions are based on our observations of the historical behavior for loans with similar risk characteristics. The assumptions also take consideration of the forecast adjustments under various macroeconomic conditions and the current mix of the underlying portfolio of our insurance partners. To the extent these assumptions change, our profit share revenue will be adjusted.

In accordance with ASC 606, Revenue from Contracts with Customers, at the time of the placement of a policy by an insurance company, we estimate the variable consideration based on undiscounted expected future profit share to be received from the insurance carriers, and we applied economic stress factors in our forecast to constraint our estimation of transaction price to an amount.

Claims administration service fees are generated from us acting as a third-party administrator to process and adjudicate the credit default insurance claims on behalf of the insurance companies. In this arrangement, the performance obligation to provide claims administration services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligations.

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Contract Balances

The Company has no contract liabilities. Contract asset balances for the periods indicated below are as follows:

	Contract Asset
(in thousands)	Profit Share	TPA Fee	Program Fee	Total
Ending balance as of December 31, 2019	$57,367	$575	$5,009	$62,951
Increase of contract asset due to new business generation	28,915	2,054	21,505	52,474
Adjustment of contract asset due to estimation of revenue from performance obligations satisfied in previous periods	(12,980)	—	—	(12,980)
Receivables transferred from contract assets upon billing the lending institutions	—	—	(21,522)	(21,522)
Payments received from insurance carriers	(16,252)	(1,945)	—	(18,197)

Ending balance of June 30, 2020	$57,050	$684	$4,992	$62,726

8.	Share-Based Compensation

Class B Common Unit Incentive Plan

Prior to the Business Combination, commencing in 2013, the Board of Managers of Open Lending, LLC approved the Class B Unit Incentive Plan (the “Class B Plan”), which was a form of long-term compensation that provided for the issuance of ownership shares to Service Providers for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of Open Lending, LLC. As a result of the Business Combination, the Board of Managers approved an acceleration of the awards granted in connection with the Class B Plan, to allow accelerated vesting of the units at the consummation of the Business Combination. On the date of the Closing, the accelerated vesting for 14,129,158 awards resulted in $2.2 million of non-cash share-based compensation expense recorded to general and administrative expense in the three months ended June 30, 2020.

2020 Stock Option and Incentive Plan (“2020 Plan”)

Prior to the closing of the Business Combination, on June 9, 2020, Nebula’s stockholders approved the 2020 Plan. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock units and other stock or cash-based awards. The Company has initially reserved 9,693,750, approximately 10% of the number of shares of its common stock outstanding upon the closing, as the “Initial Limit” for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or the “Annual Increase.” This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

There were no grants issued under the 2020 Plan during the three months ended June 30, 2020.

9.	Net Income (Loss) per Share

Pursuant to the Restated and Amended Certificate of Incorporation and as a result of the reverse recapitalization, the Company has retrospectively adjusted the weighted average shares outstanding prior to June 10, 2020 to give effect to the exchange ratio used to determine the number of shares of common stock into which they were converted.

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock purchase warrants and contingently issuable shares attributable to the contingency consideration and earn-out consideration.

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2020, and 2019 (in thousands, except per share amounts):

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic net income (loss) per share:
Numerator
Net income (loss)	$(49,805)	$17,484	$(41,633)	$30,388
Preferred distribution to redeemable convertible preferred units	(214)	(1,689)	(40,689)	(4,182)
Non-cash adjustment to redemption amount of the redeemable convertible preferred units	—	(23,112)	47,537	(46,224)
Net income (loss) attributable to common unitholders	(50,019)	(7,317)	(34,785)	(20,018)
Denominator
Basic weighted-average common shares	49,547,284	37,631,052	43,589,168	37,631,052
Basic net income (loss) per share attributable to common stockholders
	$(1.01)	$(0.19)	$(0.80)	$(0.53)

Warrants to purchase 9,166,659 shares of common stock at $11.50 per share were issued during Nebula’s initial public offering, and no such warrants were exercisable or exercised during the presented periods. The warrants were excluded from the basic and diluted net income (loss) per share as they were anti-dilutive given the Company had a net loss for the three and six months ended June 30, 2020. In addition, the Company has not included the effect of 23,750,000 contingency consideration and earn-out shares in the calculation basic and diluted net income (loss) for the presented periods. The conditions for the issuance of these shares are based on the volume of weighted average closing stock price of the Company’s common stock, and these conditions had not been met as of June 30, 2020.

Open Lending, LLC’s legacy redeemable and convertible Series C preferred units were outstanding in mezzanine equity during January 1, 2020 through June 9, 2020 and were retroactively restated in shares reflecting the exchange ratio as established in the Business Combination Agreement. All Series C preferred units were converted at a conversion rate of 1:1 to the Company’s Common Stock on June 10, 2020. Therefore, the Series C preferred units were excluded from the basic net income (loss) per share calculation for the period prior to June 10, 2020, and they were excluded from the diluted net income (loss) per share considering their anti-dilutive impact by adjusting net income (loss) attributable to common unitholders with preferred distribution and non-cash adjustment to the redemption amount.

The following potentially dilutive outstanding securities for the three and six months ended June 30, 2020 and 2019 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the respective period presented.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Redeemable stock warrants	9,167	—	9,167	—
Contingency consideration	27,188	—	27,188	—
Retroactively restated Series C preferred units	14,279	14,279	14,279	14,279

Total	50,634	14,279	50,634	14,279

The Company’s pre-merger LLC membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit by using the two-class method for the periods ended in 2019 and determined that it resulted in values that would not be comparable to the same periods in 2020 and therefore it is not meaningful to the users of these consolidated financial statements. Therefore, the Open Lending, LLC’s net income (loss) per share information has not been presented for any period.

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

10.	Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments on June 30, 2020 and December 31, 2019. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

(in thousands)	Quarter Ended June 30, 2020		Year Ended December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$26,252	$26,252	$7,676	$7,676
Restricted cash	2,412	2,412	2,222	2,222
Accounts receivable	3,193	3,193	3,767	3,767
Interest Rate Swaps (Other assets)	—	—	9	9

Total	$31,857	$31,857	$13,674	$13,674

Financial liabilities
Notes payable	$159,591	$159,591	$3,313	$3,313
Accounts payable	3,086	3,086	1,337	1,337
Accrued expenses	924	924	2,006	2,006
Income tax payable	569	569	—	—
Estimated fair value of contingent consideration	395,891	395,891	—	—

Total	$560,061	$560,061	$6,656	$6,656

The fair value of the financial instruments shown in the table above as of June 30, 2020 and December 31, 2019 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between the market participants at that date. Those fair value measurements maximize the use of observable and unobservable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses. The carrying amounts, at face value or cost-plus accrued interest, approximate fair value because of the short maturity of these instruments.

•

Interest rate swaps: The fair value is calculated as the present value of the estimated future cash flows. Estimates of future floating-rate cash flows are based on quoted swap rates, futures prices and interbank borrowing rates. Estimated cash flows are discounted using a yield curve constructed using a yield curve constructed from similar sources and which reflects the relevant benchmark interbank rate used by market participants for this purpose when pricing interest rate swaps. The fair value estimate is subject to a credit risk adjustment that reflects the credit risk of the Company and of the counterparty; this is calculated based on credit spreads derived from current credit default swap or bond prices. The Company’s interest rate swap was settled in March of 2020.

•

Estimated fair value of contingent consideration: Contingent consideration represents the future potential issuance of the Company’s common stock related to the Contingency Consideration, Earn-out Consideration and Lock-up Shares tendered in connection with the Business Combination on June 10, 2020. The fair value of contingent consideration is based on a Monte Carlo simulation of the Company’s common stock as compared to certain market share price milestones, and is primarily based on our peer group volatility due to our limited history, as well as, the Company’s future implied volatility, a significant unobservable input. The change in the estimated fair value of contingent consideration was driven by difference in fair value on June 10, 2020 as compared to fair value on June 30, 2020.

•

Notes payable: the carrying amount of the Company’s debt approximates its fair value due to its variable interest rate that is tied to the current LIBOR rate plus an applicable spread and consistency in our credit ratings.

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value Hierarchy

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (including items that are required to be measured at fair value) at June 30, 2020 and December 31, 2019.

		Fair value measurements at reporting date using
(in thousands)	June 30, 2020	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$395,891	$—	$—	$395,891
Notes payable	159,591	—	159,591	—

Total	$555,482	$—	$159,591	$395,891

		Fair value measurements at reporting date using
(in thousands)	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$9	$—	$9	$—

Total	9	—	9	—

Liabilities:
Notes payable	3,313	—	3,313	—

Total	$3,313	$—	$3,313	$—

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended June 30, 2020 and December 31, 2019.

The Company does not have any long-lived asset which is being measured at fair value on a recurring basis.

11.	Income Taxes

Income tax expense from continuing operations is summarized as follows (in thousands):

For the Six Months Ended June 30, 2020
Current:
Federal	$451
State	138

Total current tax expense (benefit)	589

Deferred:
Federal	640
State	135

Total deferred tax (benefit)	775

Total income tax expense (benefit)	$1,364

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effect of temporary differences giving rise to the Company’s net deferred tax assets (liabilities) on June 30, 2020 is as follows:

At June 30, 2020
Deferred tax assets:
Professional fees capitalized	$40
Deferred rent	11
Tax Receivable Agreement	103,266

Gross deferred tax assets	103,317
Valuation allowance	—

Net deferred tax assets	103,317
Deferred tax liabilities:
Depreciation & amortization	(87)
Interest rate swap	(21)
Investment in Lenders Protection, LLC	(1,594)
Revenue recognition	(12,438)

Gross deferred tax liabilities	(14,140)

Net deferred tax assets	$89,177

Net deferred tax assets totaling $89.9 million were recorded as of June 10, 2020 in relation to the Business Combination, of which $88.1 million was recorded to other long-term liabilities to reflect the Company’s estimated liability associated with the Tax Receivable Agreement, dated June 10, 2020, by and among Nebula, the Blocker, Blocker’s sole shareholder, and Open Lending, LLC and the excess amount of $1.9 million was recorded to additional paid-in-capital.

As of June 30, 2020, the Company has assessed whether it is more likely than not that our deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of June 30, 2020.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions intended to provide relief to taxpayers, most substantial of which relate to temporary net operating loss (“NOL”) carryback periods, temporary reductions in the limitation of business interest expense deductions, employee retention tax credits, and payroll tax relief, among other changes. As the Company is a recently established C-corporation, there are no NOLs available for carryback. The Company also does not expect to be limited in amount of deductible business interest expense. As of June 30, 2020, the Company does not anticipate tax benefits related to the CARES Act provisions and has therefore recorded no benefits related to the stimulus package.

Management of the Company has evaluated the aggregate exposure for uncertain tax positions for all open tax years and concluded that the Company and its predecessor has no material uncertain tax positions as of June 30, 2020 or for any open tax years. Tax penalties and interest, if any, would be reflected in the condensed consolidated statements of operations and comprehensive income in other expenses. The Company has not recorded any penalties or interest related to uncertain tax positions as of June 30, 2020 or for any open tax years.

OPEN LENDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

12.	Related Party Transactions

On March 25, 2020, Ross Jessup, our COO, CFO and Secretary, borrowed $6,000,000 from Open Lending, LLC in accordance with the promissory note in place and the loan was paid in full by Mr. Jessup on March 30, 2020, with proceeds received as result of the non-liquidating distribution paid by Open Lending, LLC to its members.

13.	Tax Receivable Agreement

In connection with the Closing, the Company entered into the Tax Receivable Agreement. The Tax Receivable Agreement generally provides for the payment by the Company to the Open Lending LLC unitholders and Blocker’s sole shareholder (the “TRA holders”), as applicable, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or are deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Blocker and/or Open Lending, LLC that existed prior to the Business Combination and were attributable to the Blocker; (ii) certain increases in the tax basis of Open Lending, LLC’s assets resulting from the Transactions; (iii) imputed interest deemed to be paid by the Company as a result of payments the Company makes under the Tax Receivable Agreement; and (iv) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings.

The liability recognized for the Tax Receivable Agreement was $88.1 million and is classified as other long-term liabilities on our consolidated balance sheet and the deferred tax asset was $103.6 million, which has been recognized due to the increase in tax basis and certain tax benefits attributable to imputed interest. The Company expects to benefit from the remaining 15% of cash savings, if any, realized. The excess of the deferred tax asset over the Tax Receivable Agreement liability is $15.5 million, and netted by other deferrals of $13.6 million, the Company recorded a net tax impact of $1.9 million to additional paid-in capital.

14.	Subsequent Events

In connection to the Business Combination, on July 1, 2020, the Company filed a Registration Statement on Form S-1 to register 52,916,659 shares of common stock (“Registration Statement”). The Registration Statement covers the issuance by the Company of (i) up to an aggregate of 23,750,000 shares of our common stock that may be issued as earn-out consideration upon certain triggering events and (ii) 9,166,659 shares of our common stock that may be issued upon exercise of warrants to purchase common stock at an exercise price of $11.50 per share of common stock which became exercisable on July 10, 2020. Additionally, the Registration Statement relates to the offer and sale from time to time by the certain selling securityholders, or their permitted transferees of up to an aggregate of 20,000,000 shares of our common stock that were issued to certain investors in a private placement in connection with the closing of the Business Combination. The Company will not receive any proceeds from the sale of shares of common stock by the selling securityholders. However, the Company will pay the expenses, other than underwriting discounts and commissions and certain expenses incurred by the selling securityholders in disposing of the securities, associated with the sale of the securities covered by the Registration Statement.

On July 10, 2020, the daily VWAP of the Company’s common stock had been greater than $12.00 per share for 20 trading days within a 30-trading day period triggering the vesting of 7,500,000 Contingency Consideration shares and 625,000 Earn-out Consideration shares. On July 15, 2020, the daily VWAP of the Company’s common stock had been greater than $14.00 per share for 20 trading days within a 30-trading day period triggering the vesting of an additional 7,500,000 Contingency Consideration shares and 625,000 Earn-out Consideration shares. On August 11, 2020, the daily VWAP of the Company’s common stock had been greater than $16.00 per share for 20 trading days within a 30-trading day period triggering the vesting of an additional 7,500,000 Contingency Consideration shares. As a result of the triggering events, 22,500,000 shares of common stock were issued to Open Lending, LLC unitholders and 1,250,000 shares of common stock were issued to certain Nebula equity holders.

In addition, upon achievement of the daily VWAP milestones of both $12.00 per share and $14.00 per share discussed above, 3,437,500 Lock-up Shares were released from the lock-up restrictions and the holders of these shares are no longer restrained from selling and/or transferring the shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Open Lending Corporation’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 set forth in the Registration Statement on Form S-4 filed on May 20, 2020 (Reg. No. 333-237264). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” set forth in the Registration Statement on Form S-4 filed on May 20, 2020 (Reg. No. 333-237264). Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to mean the business and operations of Open Lending Corporation, and its consolidated subsidiaries.

Business Overview

We are a leading provider of lending enablement and risk analytics to credit unions, regional banks and OEM Captives. Our clients, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing Open Lending’s risk-based pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since Open Lending’s inception in 2000, we have facilitated over $8.0 billion in automotive loans, accumulating over 20 years of proprietary data and developing over two million unique risk profiles. We currently cater over 300 active automotive lenders.

We specialize in risk-based pricing and modeling and provide automated decision-technology for automotive lenders throughout the United States. We believe that Open Lending addresses the financing needs of near-prime and non-prime borrowers, or borrowers with a credit bureau score between 560 and 699, who are underserved in the automotive finance industry. Traditional lenders focus on prime borrowers, where an efficient market has developed with interest rate competition that benefits borrowers. Independent finance companies focus on sub-prime borrowers. Borrowers that utilize the near-prime and non-prime automotive lending market have fewer lenders focused on loans with longer terms or higher advance rates. As a result, near-prime and non-prime borrowers often turn to sub-prime lenders, resulting in higher interest rate loan offerings than the consumers’ credit profile often merits or warrants. Open Lending seeks to make this market more competitive, resulting in more attractive loan terms.

Our flagship product, Lenders Protection Program (“LPP”), enables automotive lenders to make loans that are largely insured against losses from defaults. We have been developing and advancing the proprietary underwriting models used by LPP for approximately 20 years. LPP provides significant benefits to our growing ecosystem of automotive lenders, automobile dealers and insurers.

A key element of LPP is the ability to facilitate risk-based interest rates that are appropriate for each loan and lender and electronically submitted to our automotive lenders within approximately five seconds after we receive a loan application. Our interest rate pricing is customized to each automotive lender, reflecting the cost of capital, loan servicing costs, loan acquisition costs, expected recovery rates and target return on assets of each. Using Open Lending’s risk models, we project monthly loan performance results, including expected losses and prepayments for automotive lenders that use LPP. The product of this process is a risk-based interest rate, inclusive of elements to recover all projected costs, program fees and insurance premiums, given the risk of the loan, to return a targeted return on asset goal.

We believe that our market opportunity is significant. The near-prime and non-prime automotive loan market is $250 billion annually, resulting in an approximate $14.6 billion annual revenue opportunity. Open Lending is currently serving less than 1% of this market, providing a significant opportunity for us to continue to grow. We address this market through our LPP.

Executive Overview

Open Lending believes that it facilitates certified loans and significant total revenue and as a result operating margins and Adjusted EBITDA as a result of executing on Open Lending’s strategy of increasing penetration of the near-prime and non-prime automotive loan market, diversifying its customer base and refining its data analysis capabilities.

Open Lending facilitated 18,684 and 46,708 certified loans during the three and six months ended June 30, 2020, respectively, as compared to 20,008 and 36,953 certified loans during the three and six months ended June 30, 2019, respectively.

Total revenue was $22.1 million and $39.5 million for the three and six months ended June 30, 2020, respectively, as compared to $25.2 million and $44.7 million during the three and six months ended June 30, 2019, respectively.

Operating income was $3.9 million and $12.9 million for the three and six months ended June 30, 2020, respectively, as compared to $17.6 million and $30.4 million in the three and six months ended June 30, 2019, respectively.

Net loss was $(49.8) million and $(41.6) million for the three and six months ended June 30, 2020, respectively, as compared to net income of $17.5 million and $30.4 million the three and six months ended June 30, 2019, respectively.

Adjusted EBITDA was $15.4 million and $25.0 million for the three and six months ended June 30, 2020, respectively, as compared to $18.1 million and $31.5 million during the three and six months ended June 30, 2019, respectively. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures”.

Highlights

The table below summarizes the total dollar value of insured loans facilitated and the number of contracts signed with automotive lenders for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Value of Insured Loans facilitated(1)(in thousands)	$409,934	$447,331	$1,037,031	$821,452
Number of contracts signed with automotive lenders	11	18	28	32

(1)	Value of insured loans are calculated as the total original loan amount with active institutions as of the end of each reporting period.

Key Performance Measures

We review several key performance measures, discussed below, to evaluate business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to our investors and counterparties because they are used to measure and model the performance of companies such as Open Lending, with recurring revenue streams.

Automotive Loans

We refer to “automotive loans” as the number of loans facilitated through LPP during a given period. Additionally, we refer to loans with a one-time upfront payment as “single-pay” loans and those paid over twelve monthly installments as “monthly-pay” loans.

Average Program Fee

We define “average program fee” as the total program fee billed for a period divided by the number of certified loans in that period.

Insurers’ Aggregate Underwriting Profit

We define “insurers’ aggregate underwriting profit” as the total underwriting profit expected to be received by insurers over the expected life of the insured loans.

Insurers’ Annual Earned Premium

We define “insurers’ annual earned premium” as the total insurance premium earned by insurers in a given period.

Insurers’ Average Earned Premium Per Loan

We define “insurers’ average earned premium per loan” as the total single premium equivalent insurance premium written in a period by insurers divided by the number of certified loans in that period.

Recent Developments

Business Combination

Nebula, our predecessor, was originally incorporated in Delaware on October 2, 2017 as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Nebula consummated the Business Combination on June 10, 2020.

Immediately upon the Closing, Open Lending, LLC became a direct wholly owned subsidiary of ParentCo, and ParentCo changed its name to Open Lending Corporation. The Company is now listed on NASDAQ under the symbol “LPRO”.

The aggregate consideration for the Business Combination was $1.0 billion, consisting of $463.8 million in cash and 51,909,655 shares of our common stock valued at $10.00 per share totaling $519.1 million. The terms of the Business Combination Agreement contain customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the Business Combination and the other transactions contemplated.

New Credit Agreement

On March 11, 2020, we entered into the Credit Agreement. The Term Loan in a principal amount of $170.0 million was funded on March 12, 2020. The proceeds of the Term Loan were used to, among other things, finance a distribution to Open Lending’s equity investors prior to the consummation of the Business Combination. The Term Loan bears interest at LIBOR plus 6.50% (subject to a 1% LIBOR floor) or the base rate plus 5.50%. Our obligations under the Credit Agreement are guaranteed by all of its subsidiaries and secured by substantially all of the assets of Open Lending and its subsidiaries, in each case, subject to certain customary exceptions. The Term Loan has a maturity date of March 11, 2027. Subject to the terms and conditions set forth in the Credit Agreement, we may be required to make certain mandatory prepayments prior to maturity. Voluntary prepayments and certain mandatory prepayments may be subject to certain prepayment premiums in the first two years after the date thereof.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including, among other things, customary limitations on the incurrence of indebtedness and liens, certain intercompany transactions and other investments, dispositions of assets, issuance of certain units, repayment of other indebtedness, redemptions of units and payment of dividends. The Credit

Agreement also contains a maximum total net leverage ratio financial covenant that is tested quarterly and calculated based on the ratio of our Adjusted EBITDA (as defined in the Credit Agreement) to funded indebtedness. The maximum total net leverage ratio begins at 4.75 to 1.0 and then gradually decreases from year-to-year down to 2.5 to 1.0 on or after June 30, 2026. The Credit Agreement also contains customary events of default, at times subject to thresholds and grace periods (among others), including payment default, covenant default, cross default to other material indebtedness, and judgment defaults.

Non-Liquidating Cash Distribution

On March 24, 2020, Open Lending, LLC’s Board of Managers approved a non-liquidating cash distribution to its unitholders’ in the amount of $135.0 million. See “—Liquidity and Capital Resources—Unitholders’ Distribution.”

Coronavirus Outbreak

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on our operating results, financial condition and cash flows. The extent of the impact of COVID 19 on our operational and financial performance will depend on certain developments, including the duration and continued spread of the disease, the impact on our revenues which are generated with automobile lenders and insurance company partners and driven by consumer demand for automobiles and automotive loans, extended closures of businesses, rising unemployment and the overall impact on our customer behavior, all of which are uncertain and cannot be predicted. We expect to have a short-term reduction in loan applications and certified loans and increased defaults, which will impact our revenues and subsequent recovery as the automotive finance industry and overall economy recover. We continue to closely monitor the current macro environment, particularly the impact of the recent COVID-19 pandemic on monetary and fiscal policies.

Key Factors Affecting Operating Results

Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including the growth in the number of financial institutions and transaction volume, competition, profit share assumptions and industry trends and general economic conditions.

Key factors affecting our operating results include the following:

Growth in the Number of Financial Institutions

The growth trend in active automotive lenders using LPP is a critical variable directly affecting revenue and financial results. It influences the number of loans funded on LPP and, therefore, the fees that we earn and the cost of the services that we provide. Growth in our active automotive lender relationships will depend on our ability to retain existing automotive lenders, add new automotive lenders, and expand to new industry verticals.

Competition

We face competition to acquire and maintain automotive lenders as well as competition to fund near-prime and non-prime auto loans. For LPP, which combines lending enablement, risk analytics, near-prime and non-prime auto loan performance data, real-time loan decisioning, risk-based pricing and auto loan default insurance, we do not believe there are any direct competitors. The emergence of direct competitors, providing risk, analytics and loss mitigation, which are core elements of our business, could materially impact our ability to acquire and maintain automotive lenders customers.

The near-prime and non-prime lending market is highly fragmented and competitive. We face competition from a diverse landscape of consumer lenders, including traditional banks and credit unions, as well as alternative technology-enabled lenders. The emergence of other insurers, in competition with our insurers, could materially impact our business. Increased competition for loans, which reduce the ability of our automotive lenders to source loan application flow and or capture loans, could also materially adversely impact our business.

Profit Share Assumptions

We rely on assumptions to calculate the value of profit share revenue, which is our share of insurance partners’ underwriting profit. To the extent these assumptions change, our profit share revenue will be adjusted. Please refer to “Critical Accounting Policies and Estimates” for more information on these assumptions.

Industry Trends and General Economic Conditions

Our results of operations have in the past been fairly resilient to economic downturns but in the future may be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending and consumer demand for automotive products. As general economic conditions improve or deteriorate, the amount of disposable income consumers have tended to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors such as interest rate levels, changes in monetary and related policies, market volatility, consumer confidence and, particularly, the unemployment rate also influence consumer spending and borrowing patterns. During the three and six months ended June 30, 2020, we experienced the impact of weaker global economic conditions, including the impact of the COVID-19 pandemic, which negatively impacted our results and is likely expected to impact the rest of 2020. The COVID-19 pandemic had a negative impact on the demand for our services due to its disruption on auto lending and consumer spending during the first six months of 2020.

Concentration

We have not historically had significant concentration risk in our client base, given that our lending clients are distributed across the country with our top ten clients accounting for approximately 40% of total program fees over the last three years. Going forward, however, we expect significant growth in loan volume from OEM Captives relative to that of other automotive lenders. Therefore, we anticipate concentrated risk for some period of time. Additionally, our largest insurance partner accounted for the vast majority of our profit share and claims administration service fee revenue in the three and six months ended June 30, 2020. Termination or disruption of this relationship could materially adversely impact our revenue.

Basis of Presentation

We conduct business through one operating segment, and we operate in one geographic region, the United States. See Note 2 of the accompanying consolidated financial statements for more information.

Components of Results of Operations

Total Revenues

Revenue. Our revenue is generated through three streams: (i) program fees paid to us by lenders, (ii) profit share and (iii) claims administration service fees paid to us by insurance partners.

Program fees. Program fees are paid by automotive lenders for use of Open Lending’s LPP and analytics. These fees are based on a percentage of each certified loan’s original principal balance and are recognized as revenue by us upfront upon receipt of the loan by the consumer. The fee percentage rate varies by type of loan. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts to the lender and with fees generally capped at $600 per loan. This cap may vary for certain large volume lenders. For loans with 12 monthly equal installments, the fee paid by the lender is a flat 3% of the total amount of the loan and is not capped.

Profit share. Profit share represents our participation in the underwriting profit of third-party insurance partners who provide lenders with credit default insurance on loans the lenders make using LPP. We receive a percentage of the aggregate monthly insurance underwriting profit. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including reserves for incurred but not reported losses), with losses accrued and carried forward for future profit share calculations.

Claims administration service fees. Claims administration service fees are paid to us by third- party insurers for credit default insurance claims adjudication services performed by our subsidiary Insurance Administrative Services, LLC on its insured servicing portfolio. The administration fee is equal to 3% of the monthly insurance premium for as long as the loan remains outstanding.

Costs of Services and Operating Expenses

Cost of services. Cost of services primarily consists of fees paid to third party resellers for lead-generation efforts, costs of third-party data and information used in underwriting, compensation and benefits expenses relating to employees engaged in lenders’ services and claims administration activities, fees paid for actuarial services related to the development of the monthly premium program and fees for integration with loan origination systems of automotive lenders. We generally expect cost of services to increase in absolute dollars as the total number of certified loans continues to grow; however, we expect the costs of the services to remain relatively constant in the near to immediate term as a percentage of our program fee revenue.

General and administrative expenses. General and administrative expenses are comprised primarily of expenses relating to employee compensation and benefits, non-cash share-based compensation, travel, meals and entertainment expenses, IT expenses and professional and consulting fees. In the near term we expect general and administrative expenses to increase in absolute dollar terms and as a percentage of revenue as we implement the internal control and compliance procedures required of public companies. In the intermediate term, we expect general and administrative expenses to continue to increase in absolute dollars as the total number of certified loans continue to grow. For the three and six months ended June 30, 2020, general and administrative expenses include $9.1 million and $2.2 million, respectively, related to transaction bonuses and non-cash share-based compensation expense as a result of the Business Combination.

Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits of employees engaged in selling and marketing activities. We generally expect its selling and marketing expenses to increase in absolute dollars as the total number of certified loans continue to grow in the long term; however, we expect selling and marketing expenses to remain constant in the near to immediate term as a percentage of its program fee revenue.

Research and development expenses. Research and development expenses consist of employee compensation and benefits expenses for employees engaged in ongoing development of our software technology platform. We generally expect our research and development expenses to increase in absolute dollars as our business continues to grow.

Other Income (Expense)

Change in fair value of contingent consideration: Change in fair value of contingent consideration reflects the non-cash impact of changes in the fair value of Company common stock expected to be issued as contingent consideration in connection with our Business Combination on June 10, 2020. The fair value of contingent consideration is based on a Monte Carlo simulation of the Company’s common stock as compared to certain market share price milestones, and is primarily based on our peer group due to our limited history, as well as our future implied volatility, a significant unobservable input. The change in the estimated fair value of contingent consideration was driven by the change in estimated fair value from June 10, 2020 through June 30, 2020.

Interest expense. Interest expense includes interest payments and the amortization of debt issuance costs in connection with the Credit Agreement.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Program fees	$8,793	$9,482	$21,505	$17,457
Profit share	12,163	14,943	15,938	25,779
Claims administration service fees	1,111	758	2,054	1,431

Total revenue	22,067	25,183	39,497	44,667
Cost of services	1,827	2,067	4,322	3,594

Gross profit	20,240	23,116	35,175	41,073
Operating expenses
General and administrative	14,650	3,315	18,218	6,407
Selling and marketing	1,295	1,889	3,373	3,645
Research and development	349	332	707	578

Operating income	3,946	17,580	12,877	30,443
Change in fair value of contingent consideration	(48,802)	—	(48,802)	—
Interest expense	(3,644)	(82)	(4,408)	(168)
Interest income	44	5	61	8
Other income	3	2	3	6

Income/(loss) before income taxes	(48,453)	17,505	(40,269)	30,289
Income tax expense (benefit)	1,352	21	1,364	(99)

Net income (loss) and comprehensive income (loss)	$(49,805)	$17,484	$(41,633)	$30,388

Key Performance Measures

The following table sets forth key performance measures for the three and six months ended June 30, 2020, and 2019 (earned premiums are in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Certified loans	18,684	20,008	-6.6%	46,708	36,953	26.4%
Single-pay	14,480	15,178	-4.6%	37,916	28,102	34.9%
Monthly-pay	4,204	4,830	-13.0%	8,792	8,851	-0.7%
Average program fees
Single-pay	434	436	-0.5%	430	434	-0.9%
Monthly-pay	616	608	1.3%	613	608	0.8%
Insurance partners’ total earned premium	32,005	25,627	24.9%	65,265	48,646	34.2%

Comparison of Three and Six Months Ended June 30, 2020 and 2019

Revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Program fees	$8,793	$9,482	$21,505	$17,457
Profit share	12,163	14,943	15,938	25,779
Claims administration service fees	1,111	758	2,054	1,431

Total revenue	$22,067	$25,183	$39,497	$44,667

Total revenue decreased by $3.1 million and $5.2 million, or 12%, for both the three and six months ended June 30, 2020 compared to the same period in 2019. Despite an increase in average earned premiums over the previous year, our results were negatively impacted by a reduction in estimated future underwriting profit share in accordance with ASC 606 as compared to the previous year of $0.9 million and $13.0 million for the three and six months ended June 30, 2020. This decrease was partially offset by anticipated profit share from new originations of certified loans of $13.1 million and $28.9 million, respectively, for the three and six months ended June 30, 2020, respectively.

Program fees revenue decreased by $0.7 million, or 7%, for the three months ended June 30, 2020 as compared to the prior year period, driven by a 7% decline in loan certifications in the quarter, reflective of the economic slowdown attributable to the COVID-19 pandemic. During the six months ended June 30, 2020, program fee revenue increased by $4.0 million, or 23%, as compared to the previous year. Despite the impact of the COVID-19 pandemic, certified loan volume was up 26% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

Profit share revenue decreased by $2.8 million, or 19%, and $9.8 million, or 38%, respectively, during the three and six months ended June 30, 2020, as compared to the same periods in the previous year. This decrease in profit share revenue reflects a $0.9 million and $13.0 million reduction in estimated future underwriting profit share for claims and premiums associated with business written in historic periods, primarily as a result of the economic slowdown attributable to the COVID-19. This reduction in future profit share is a change in estimated variable consideration in accordance with ASC 606. This decrease was partially offset by an increase of $13.1 million and $28.9 million in anticipated profit share from new originations during the three months and six months ended June 30, 2020, respectively, as compared to the same periods ended June 30, 2019.

Revenue from claims administration service fees, which represents 3% of our insurance partners’ annual earned premium, increased by $0.4 million, or 47%, and $0.6 million, or 44%, respectively, for the three and six months ended June 30, 2020 as compared to the previous year, driven by a 34% increase in total earned premium and a 26% increase in new loan certifications on a year to date basis, as compared to the prior year.

Cost of Services, Gross Profit and Gross Margin (in thousands):

	Three Months Ended June 30.		Six Months Ended June 30.
	2020	2019	2020	2019
Revenue	$22,067	$25,183	$39,497	$44,667
Cost of services	1,827	2,067	4,322	3,594

Gross profit	$20,240	$23,116	$35,175	$41,073

Gross Margin	92%	92%	89%	92%

Costs of services decreased by $0.2 million, or 12%, for the three months ended June 30, 2020 as compared to the same periods in the prior year, driven by a decline in employee compensation and benefits expense, as a result of salary reductions taken during the current quarter in response to the COVID-19 pandemic. When compared to the six months ended June 30, 2019, costs of services increased by $0.7 million, or 20%, in the current year primarily as a result of an increase in fees paid to resellers.

Gross profit declined by $2.9 million, or 12%, and $5.9 million, or 14%, respectively, during the three and six months ended June 30, 2020 as compared to the same periods in the previous year as a result of a reduction in estimated underwriting profits. Gross margin decreased to 89% for the six months ended June 30, 2020 as compared to 92% during the previous year primarily due to a change in estimated future underwriting profit share as previously discussed.

Operating Expenses, Operating Income and Operating Margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$22,067	$25,183	$39,497	$44,667
Gross profit	20,240	23,116	35,175	41,073
Operating expenses:
General and administrative	14,650	3,315	18,218	6,407
Selling and marketing	1,295	1,889	3,373	3,645
Research and development	349	332	707	578

Operating income	$3,946	$17,580	$12,877	$30,443

Operating Margin	18%	70%	33%	68%

General and administrative expenses increased by $11.3 million, or 342%, and $11.8 million, or 184%, respectively, during the three and six months ended June 30, 2020, as compared to the same periods last year. General and administrative expenses includes a $9.1 million in transaction bonus awarded to key employees and directors of Open Lending, LLC and $2.2 million of non-cash charges incurred in connection with the accelerated vesting of share-based awards, as a result of the Business Combination. We expect to experience an increase in its general and administrative expenses as we implement the internal control and compliance procedures required of public companies.

Selling and marketing expenses decreased by $0.6 million, or 31%, and $0.3 million, or 7%, respectively, during the three and six months ended June 30, 2020 as compared to the prior year, primarily due to a decline in employee compensation and benefits expense as a result of salary reductions taken during the current quarter in response to COVID-19 and a decline in commissions, both by sales staff and account managers, as a result of a decline in sales.

Research and development expenses increased by $0.1 million, or 22%, during the six months ended June 30, 2020 as compared to the same period in prior year due to an increase in headcount costs driven by an increase in engineering personnel.

Operating income for the three and six months ended June 30, 2020, decreased by $13.6 million, or 78%, and $17.6 million, or 58%, respectively as compared to the prior year as a result of the decline in gross profit driven by an increase in total operating expenses and a decrease in underwriting profit share revenue estimated in accordance with ASC 606 due to the impact of the COVID-19 pandemic, as previously discussed. Operating margin decreased from 70% and 68%, respectively, during the three and six months ended June 30, 2019 to 18% and 33% during the three and six months ended June 30, 2020, primarily due to a reduction in estimated future underwriting profits, as a result of the economic impact of the COVID-19 pandemic, and an increase in operating expenses, which include a $9.1 million in transaction bonuses to key employees and directors as a result of the Business Combination and $2.2 million of non-cash charges incurred in connection with the accelerated vesting of employee share-based awards.

During the three and six months ended June 30, 2020, we recorded $48.8 million in non-cash charges for the change in the estimated fair value of contingent consideration from June 10, 2020 through June 30, 2020.

Interest expense during the three and six months ended June 30, 2020, increased by $3.6 million and $4.2 million, as compared the three and six months ended June 30, 2019, as a result of entering into a new term loan agreement in first quarter 2020.

Income Taxes

Our effective tax rate for the three months ended June 30, 2020 was (2.8%) as compared to an effective tax rate of 0.1% for the three months ended June 30, 2019. Our effective tax rate for the six months ended June 30, 2020 was (3.4%) as compared to an effective tax rate of (0.3%) for the six months ended June 30, 2019. The change in the effective tax rate for both comparative periods is due primarily to the taxable entity structure adopted in conjunction with the Business Combination that was consummated on June 10, 2020. Also, in relation to the Business Combination, the Company incurred significant non-deductible expenses including, but not limited to, the change in estimated fair value of contingent consideration.

Net Income

For the reasons discussed above, we recorded a net loss of $(49.8) million and $(41.6) million, respectively, during the three and six months ended June 30, 2020, as compared to a net income of $17.5 million and $30.4 million, respectively, during the three and six months ended June 30, 2019, respectively.

Liquidity and Capital Resources

Cash Flow and Liquidity Analysis

We assess liquidity primarily in terms of our ability to generate cash to fund operating and investing activities. We have generated significant and increasing cash provided by operating activities and consider Open Lending to be in a strong financial position. A significant portion of our cash from operating activities are derived from our profit share arrangements with our insurance partners, which are subject to judgements and assumptions and are, therefore, subject to variability.

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$12,006	$17,043
Net cash used in investing activities	$(424)	$(57)
Net cash used provided by (used in) financing activities	$7,184	$(21,421)

Cash Flows from Operating Activities

Our cash flows provided by operating activities primarily consists of operating income and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, prepaid expenses, contract assets, accounts payable and accrued expenses.

Our net cash from operating activities for the six months ended June 30, 2020 and 2019 was $12.0 million and $17.0 million, respectively. For the six months ended June 30, 2020, net cash provided by operating activities was primarily attributable to income excluding the impact of fair value adjustment of contingent considerations as well as increased payments collected from customers on account receivables. For the six months ended June 30, 2019, net cash provided by operating activities was driven primarily by an increase in net income; partially offset by a $13.4 million increase in contract assets.

Cash Flows from Investing Activities

For the six months ended June 30, 2020 and June 30, 2019, net cash used in investing activities was $0.4 million and $0.1 million, respectively, in each period cash used primarily consisted of purchases of furniture and equipment.

Cash Flows from Financing Activities.

Our cash flows provided by and used in financing activities primarily consists of increases in debt and repayments of debt, member’s distributions and equity recapitalization transactions.

For the six months ended June 30, 2020, net cash provided by financing activities was $7.2 million. The cash inflow was $160.2 million in net proceeds associated with our new term loan secured through a credit agreement entered into March 11, 2020. The cash used primarily consisted of a $135.4 million distribution to Open Lending, LLC’s unitholders, $13.3 million in connection with our recapitalization, net of transaction costs, and $4.4 million of debt principal repayments.

For the six months ended June 30, 2019, net cash used in financing activities was $21.4 million. This cash used consisted of a $1.2 million debt principal repayment and a $20.2 million distribution to members.

Long-Term Debt

Our long-term debt consists of a $170.0 million Term Loan under the Credit Agreement that we entered into on March 11, 2020. The Term Loan in a principal amount of $170.0 million was funded on March 12, 2020. The proceeds of the Term Loan, together with cash on hand, was used (i) to make investor loans, (ii) finance a distribution to its equity investors prior to the consummation of the Business Combination, (iii) to pay transaction expenses and (iv) for other general corporate purposes and working capital.

Tax Receivable Agreement

In connection with the Closing, the Company entered into a Tax Receivable Agreement with Nebula, the Blocker, Blocker’s sole shareholder, and Open Lending LLC. The Tax Receivable Agreement generally provides for the payment by the Company to the TRA holders, as applicable, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or are deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Blocker and/or Open Lending LLC that existed prior to the Business Combination and were attributable to the Blocker; (ii) certain increases in the tax basis of Open Lending LLC’s assets resulting from the Transactions; (iii) imputed interest deemed to be paid by the Company as a result of payments the Company makes under the Tax Receivable Agreement; and (iv) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings. The liability recognized for the Tax Receivable Agreement was $88.1 million.

The actual increases in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the amount and timing of the taxable income the Company generates in the future, the U.S. federal income tax rates then applicable and the portion of the payments under the Tax Receivable Agreements that constitute imputed interest or give rise to depreciable or amortizable tax basis. The foregoing amount of expected future payments to TRA holders is merely an estimate and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreements payments as compared to the foregoing estimates.

Unitholders’ Distribution

On March 24, 2020, Open Lending’s Board of Managers approved a non-liquidating cash distribution to its Members in the amount of $135.0 million and retained cash reserves of $35 million in light of recent events, including the uncertainties created by the occurrence of the COVID-19 pandemic. The cash reserve is in excess of the minimum requirements under the Company’s Credit Agreement.

On June 30, 2020, our cash and cash equivalents and restricted cash was $28.7 million. Projected operating cash flows and strong available cash on hand is expected to support our business operations for the foreseeable future. Given the uncertainty in market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to its business and financial position.

Other Factors Affecting Liquidity and Capital Resources

Operating Lease Obligations. Our operating lease obligations consist of a lease of real property from third-parties under non-cancellable operating leases, including the lease of our current office space. The operating lease rent expense for our current office space was $0.3 million and $0.3 million for the six months ended June 30, 2020 and 2019 respectively. The lease for our current office space will expire on September 30, 2020. On

June 17, 2019, we executed a new lease agreement (the “G&I Lease”), with G&I VII Barton Skyway, LP, a Delaware limited partnership, to lease an office space located at 1501 South MoPac Expressway, Austin, TX 78746 (Suite 450) for a period of 100 months commencing on October 1, 2020. The lease agreement provides an extension option for a period of 60 months beyond the end of the initial term, subject to specific conditions. Under the new G&I Lease, there are $0.6 million of operating lease obligations due within the next twelve months. Under the current lease, there are $0.1 million of operating lease obligations due within the next twelve months.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure used by management to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. In addition, they provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income (loss) excluding interest expense, income taxes, depreciation and amortization expense, share-based compensation expense, change in fair value of contingent consideration and transaction bonuses as a result of the Business Combination. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.

The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated

(In thousands):

Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss)	$(49,805)	$17,484	$(41,633)	$30,388
Less: Non-GAAP adjustments:
Change in fair value of contingent consideration	48,802	—	48,802	—
Transaction bonuses	9,112	—	9,112	—
Interest expense	3,644	82	4,408	168
Share-based compensation	2,189	487	2,676	1,010
Depreciation and amortization	120	26	242	52
Income taxes	1,352	21	1,364	(99)

Total adjustments	65,219	616	66,604	1,131
Adjusted EBITDA	15,414	18,100	24,971	31,519

Total Revenue	$22,067	$25,183	$39,497	$44,667
Adjusted EBITDA margin	70%	72%	63%	71%

For the three and six months ended June 30, 2020, Adjusted EBITDA decreased by $2.7 million, or 15%, and $6.5 million, or 21%, as compared to the three and six months ended June 30, 2019. Adjusted EBITDA margin for the three and six months ended June 30, 2020 decreased to 70% and 63% as compared to 72% and 71% in the three and six months ended June 30, 2019. The decline in Adjusted EBITDA of the presented periods in 2020 as compared to the previous periods reflects a reduction in estimated future underwriting profits primarily as a result of the economic impact of the COVID-19 pandemic.

Critical Accounting Policies and Estimates

In preparing Open Lending’s Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on its revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

The consolidated financial statements have been prepared in accordance with U.S. GAAP. To prepare these financial statements, we make estimates, assumptions, and judgments that affect what our reports as our assets and liabilities, what we disclose as contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented.

In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, depreciation and amortization, contingencies, share-based compensation, and income taxes. We base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare these consolidated financial statements. See Note 2 – “Summary of Significant Accounting and Reporting Policies” in the notes accompanying our financial statements for a summary of our significant accounting policies, and discussion of recent accounting pronouncements.

Profit Share Revenue Recognition

We recognize revenues in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The application of ASC 606 requires us to make judgments and estimates related to the classification, measurement and recognition of revenue. Our revenue primarily consists of program fees derived from contracts with lending institutions, and profit share and claims administration service fees from contracts with insurance carriers and is recognized when the contractual performance obligation is satisfied. See Note 7, Revenue, of the accompanying consolidated financial statements for more information.

The primary judgment relating to the recognition of revenue is the estimation of our profit share with our insurance partners, which relies on market rate assumptions and our proprietary database, which has been accumulated over the last 20 years, and market rate assumptions. To determine the profit share revenue, we use forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and severity rates. These assumptions are based on our observations of the historical behavior for loans with similar risk characteristics. The assumptions also take consideration of the forecast adjustments under various macroeconomic conditions and the current mix of the underlying portfolio of our insurance partners. To the extent these assumptions change, our profit share revenue will be adjusted.

For profit share revenue recognition purposes, particularly to measure the profit share variable consideration, we update our forecast of loan default, loss severity and prepayment assumptions on a quarterly basis. The loan default rate also incorporates multiple macro-economic scenarios with conservatism embedded in a stressed scenario to ensure a representation of an economic recession. Based on the above, we believe that that it is “probable” that a significant revenue reversal will not subsequently occur.

When we deem it necessary, we back-test the major estimate assumptions to ensure the accuracy of the revenue recognition model. We also benchmark back-testing results of our forecast default rates against those reported by auto lenders. We update our profit-share forecasting model on an annual basis, resulting in a forecasted prepayment rate consistent with actual prepayment rates.

Federal and state income taxes

Prior to closing of the Business Combination, Open Lending, LLC, the sole owner of Lenders Protection, LLC and Open Lending Services, Inc., was a treated as a partnership for U.S. federal income tax purposes. Therefore, no provision had historically been made for federal income tax purposes prior to the closing.

Subsequent to closing, Open Lending, LLC became a disregarded entity, wholly owned by the Company by and through its wholly owned subsidiaries. As of the close of the Business Combination, the Company will be subject to U.S. federal income tax on a consolidated basis.

Our effective tax rate is based on income at statutory tax rates, adjusted for non-taxable and non-deductible items and tax credits. Management’s best estimate of future events and their impact is included in our effective tax rate. Certain changes or future events, such as changes in tax legislation, could have an impact on our estimates and effective tax rate. Audit periods remain open for review until the statute of limitations has passed.

The calculation of income taxes involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we are required to develop estimates of the anticipated timing of the reversal of existing deferred tax liabilities, as well as estimates of future taxable income in some instances. Judgment is inherent in this process and differences between the estimated and actual amounts could result in a material impact on our Consolidated Financial Statements.

We recognize liabilities for uncertain tax positions based on a two-step process. The first step requires us to determine whether the weight of available evidence indicates that the tax position has met the threshold for recognition. Therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently complex and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We re-evaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Although we believe the Company has no material uncertain tax positions as of June 30, 2020 or December 31, 2019, no assurance can be given that the final outcome of these matters will align with the positions reflected within these financial statements.

Share-based compensation awards

We measure and recognize compensation expense for all share-based awards made to employees based on estimated fair values on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as occurred. To determine the fair value of the share-based awards, we use a waterfall model set-up using the Monte-Carlo simulation framework, with inputs for the share value of Open Lending, expected share volatility, expected term of the awards, risk-free interest rate and expected preferred and common distributions. This determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in the subjective assumptions can materially affect the estimate of their fair value. See Note 8 Share-based Compensation, of the accompanying consolidated financial statements for more information.

Emerging Growth Company

Pursuant to the JOBS Act, an emerging growth company may adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information provided by other public companies.

We also intend to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as Open Lending qualifies as an emerging growth company, including, but not limited to, an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

New Accounting Pronouncements

See Note 2. Summary of Significant Accounting and Reporting Policies to the consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

Off Balance Sheet Arrangements

We have not engaged in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of June 30, 2020, our contractual commitments consisted of obligations under the Credit Agreement and operating lease obligations. The following table summarizes our contractual obligations as of June 30, 2020 (in thousands):

	Payments due by Period
	Total	Less than 1 Year	1 -3 Years	3 -5 Years	More than 5 Years
Debt principal and interest	$245,550	$17,188	$35,387	$39,236	$153,740
Operating lease obligations	7,581	736	1,755	1,856	3,234
Other contractual commitments	251	240	11	—	—

Total contractual obligations	$253,382	$18,164	$37,153	$41,092	$156,974

Interest on our term loan was estimated at a rate of LIBOR plus 6.50% (subject to a 1% LIBOR floor). Please see “Liquidity and Capital Resources” for a discussion of our debt and operating lease obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations include activities in the United States. These operations expose us to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes toward vehicle ownership. We monitor and manage these financial exposures as an integral part of our overall risk management program.

Market Risk

In the normal course of business we are exposed to market risk and have established policies designed to protect against the adverse effects of this exposure. We are exposed to risks associated with general economic conditions and the impact of the economic environment on the willingness of consumers to finance auto purchases. Specifically, economic factors such as interest rate levels, changes in monetary and related policies, market volatility, consumer confidence and, unemployment rates in particular also influence consumer spending and borrowing patterns. We also face risk from competition to acquire, maintain and develop new relationships with auto lenders as well as competition from a wide variety of auto lenders who are (or are affiliated) with financial institutions and have capacity to hold loans on their balance sheets.

Concentration Risk

Historically, we have not had significant concentration risk in our client base. However, for some period of time in the future, we expect a significant portion of certified loan volume to come from OEM Captives. Additionally, we rely on our largest insurance partner for a significant portion of our profit share and claims administration service fee revenue. Termination or disruption of this relationship could materially adversely impact our revenue.

Interest Rate Risk

We entered into the Credit Agreement providing for the Term Loan on March 11, 2020, requiring us to make monthly principal and interest payments based on a rate of LIBOR plus 6.50% (subject to a 1% LIBOR floor) or the base rate plus 5.50%. We had $169 million of borrowings outstanding under the Term Loan as of June 30, 2020.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, Open Lending was not party to any material legal proceedings. In the future, Open Lending may become party to legal matters and claims arising in the ordinary course of business, the resolution of which Open Lending does not anticipate would have a material adverse impact on its financial position, results of operations or cash flows.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited consolidated financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of this Quarterly Report on Form 10-Q before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.

Risks Related to Our Business

Our results of operations and continued growth depend on our ability to retain existing, and attract new, automotive lenders.

A substantial majority of Open Lending’s total revenue is generated from the transaction fees that it receives from its automotive lenders and the profit share that it receives from its insurance company partners in connection with loans made by automotive lenders to the owners or purchasers of used and new automobiles (the “Consumers”) using the LPP. Approximately 5% of the average loan balance on each loan originated is collected by Open Lending as revenue in transaction fees, profit-sharing with insurance companies and administrative fees for claims administration services provided to the insurance companies. If automotive lenders cease to use LPP to make loans, Open Lending will fail to generate future revenues. To attract and retain automotive lenders, Open Lending markets LPP to automotive lenders on the basis of a number of factors, including loan analytics, risk-based pricing, risk modeling and automated decision-technology, as well as integration, customer service, brand and reputation. Automotive lenders are able to leverage the geographic diversity of the loans they can originate through LPP with the simplicity of Open Lending’s five-second all-inclusive loan offer generation. Automotive lenders, however, have alternative sources for internal loan generation, and they could elect to originate loans through those alternatives rather than through LPP. There is significant competition for existing automotive lenders. If Open Lending fails to retain any automotive lenders, and does not acquire new automotive lenders of similar size and profitability, it will have a material adverse effect on Open Lending’s business and future growth. There has been some turnover in automotive lenders, as well as varying activation rates and volatility in usage of the Open Lending platform by automotive lenders, and this may continue or even increase in the future. Agreements with automotive lenders are cancellable on thirty days’ notice and do not require any minimum monthly level of application submissions. If a significant number of existing automotive lenders were to use other competing platforms, thereby reducing their use of LPP, it would have a material adverse effect on Open Lending’s business and results of operations.

A large percentage of revenue for Open Lending is concentrated with Open Lending’s top ten automotive lenders, and the loss of one or more significant automotive lenders could have a negative impact on operating results.

Open Lending’s top ten automotive lenders (including certain groups of affiliated automotive lenders) accounted for an aggregate of 49% and 42% of total loan origination amount in 2018 and 2019, respectively. Open Lending expects to have significant concentration in Open Lending’s largest automotive lender relationships for the foreseeable future. In the event that one or more of Open Lending’s significant automotive lenders, or groups of automotive lenders terminate their relationships with Open Lending, the number of loans originated through LPP would decline, which would materially adversely affect Open Lending’s business and, in turn, Open Lending’s revenue.

In 2020, Open Lending anticipates that its business will experience significant concentration as OEM Captives fully ramp and deploy LPP nationally across all of their new and used vehicle channels. The size and loan volume of OEM Captives is materially higher than any of Open Lending’s automotive lenders, which Open Lending believes will result in a high concentration of revenue being derived from a limited number of OEM Captives. As a result, if Open Lending was to lose an OEM Captive as one of its customers, or if an existing or anticipated OEM Captive customer were to delay its adoption or deployment of the LPP, this may have a material adverse effect on Open Lending’s future revenues.

Open Lending’s results depend, to a significant extent, on the active and effective adoption of the LPP by automotive lenders.

Open Lending’s success depends on the active and effective adoption of the LPP by automotive lenders in originating loans to near-prime and non-prime borrowers. Open Lending relies on automotive lenders to utilize LPP within their loan origination systems. Although automotive lenders generally are under no obligation to use LPP in generating their loans, the integrated loan and insurance offering by LPP encourages the use of LPP by automotive lenders. The failure by automotive lenders to effectively adopt LPP would have a material adverse effect on the rate at which they can lend to near-prime and non-prime borrowers and in turn, would have a material adverse effect on Open Lending’s business, revenues and financial condition.

Open Lending has partnered with two major insurance carriers that underwrite and insure the loans generated using the LPP.

Open Lending primarily relies on AmTrust and CNA to insure the loans generated by the automotive lenders using LPP. Open Lending has entered into separate producer and claims service agreements with each of these carriers. The producer and claims service agreements with AmTrust and CNA generally contain customary termination provisions that allow them to terminate the agreement upon written notice after the occurrence of certain events including, among other things, breach of the producer agreement; changes in regulatory requirements making the agreement unenforceable; or for convenience. If either of these insurance carriers were to terminate their agreements with Open Lending and Open Lending is unable to replace the commitments of the terminating insurance carriers, it would have a material adverse effect on Open Lending’s business, operations and financial condition.

Open Lending’ financial condition and results of operations may be adversely affected by the impact of the global outbreak of the coronavirus.

Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of damage to the national and local economies within Open Lending’s geographic focus. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, and such disruption may adversely affect consumer demand for automobiles and automotive loans. For example, the deadly global outbreak and continuing spread of the COVID-19 pandemic (also known as the novel coronavirus or coronavirus disease) could have an adverse effect on the value, operating results and financial condition of Open Lending’s business, as well as the ability of Open Lending to grow the revenue that it generates with automotive lenders and insurance company partners. In addition, the impact of the COVID-19 pandemic is likely to cause substantial changes in consumer behavior and has caused restrictions on business and individual activities, which are likely to lead to reduced economic activity. Extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals and businesses to substantially restrict daily activities could have an adverse effect on Open Lending’s financial condition and results of operations.

The economic slowdown attributable to COVID-19 has led to a global decrease in vehicle sales in markets around the world. Any sustained decline in vehicle sales would have a substantial adverse effect on Open Lending’s financial condition, results of operations, and cash flow. Moreover, as a result of the restrictions described above and consumers’ reaction to COVID-19 in general, showroom traffic at car dealers has dropped significantly and many dealers have temporarily ceased operations, thereby reducing the demand for Open Lending’s products and leading dealers to purchase fewer vehicles. In the event there are extended closures of businesses, furloughs or the suspension of employees from businesses or other developments that reduce the earnings of workers, these developments may negatively impact the ability of consumers to pay their automotive loans, which may lead to higher loan defaults and increased losses for Open Lending’s insurance company partners. Increased losses would result in lower profit share earnings on Open Lending’s existing insured loan portfolio.

The extent and duration of the economic slowdown attributable to COVID-19 remains uncertain at this time. A continued significant economic slowdown could have a substantial adverse effect on our financial condition, liquidity, and results of operations. If these conditions persist for an extended term, it could have a material adverse effect on Open Lending’s future revenue and net income.

Open Lending has experienced rapid growth, which may be difficult to sustain and which may place significant demands on its operational, administrative and financial resources.

Open Lending’s approximately 50% year-over-year growth has caused significant demands on its operational, marketing, compliance and accounting infrastructure, and has resulted in increased expenses, which Open Lending expects to continue as it grows. In addition, Open Lending is required to continuously develop and adapt its systems and infrastructure in response to the increasing sophistication of the consumer finance market and regulatory developments relating to existing and projected business activities and those of automotive lenders. Open Lending’s future growth will depend, among other things, on its ability to maintain an operating platform and management system sufficient to address growth and will require Open Lending to incur significant additional expenses and to commit additional senior management and operational resources.

As a result of Open Lending’s growth, we face significant challenges in:

•	securing commitments from existing and new automotive lenders to provide loans to Consumers;

•	maintaining existing and developing new relationships with additional automotive lenders;

•	maintaining adequate financial, business and risk controls;

•	training, managing and appropriately sizing workforce and other components of business on a timely and cost-effective basis;

•	navigating complex and evolving regulatory and competitive environments;

•	increasing the number of borrowers in, and the volume of loans facilitated through, the LPP;

•	entering into new markets and introducing new solutions;

•	continuing to revise proprietary credit decisioning and scoring models;

•	continuing to develop, maintain and scale platform;

•	effectively using limited personnel and technology resources;

•	maintaining the security of platform and the confidentiality of the information (including personally identifiable information) provided and utilized across platform; and

•	attracting, integrating and retaining an appropriate number of qualified employees.

Open Lending may not be able to manage expanding operations effectively, and any failure to do so could adversely affect the ability to generate revenue and control expenses.

If Open Lending experiences negative publicity, it may lose the confidence of automotive lenders and insurance carriers who use or partner with the LPP and Open Lending’s business may suffer.

Reputational risk, or the risk to negative publicity or public opinion, is inherent to Open Lending’s business. Recently, consumer financial services companies have experienced increased reputational harm as consumers and regulators take issue with certain of their practices and judgments, including, for example, fair lending, credit reporting accuracy, lending to members of the military, state licensing (for lenders, servicers and money transmitters) and debt collection. Given that Open Lending’s primary clients are automotive lenders in the customer financial services space, any reputational risk associated with clients is in turn attributable to Open Lending. Maintaining a positive reputation is critical to Open Lending’s ability to attract and retain existing and new automotive lenders, insurance carriers, investors and employees. Negative public opinion can arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, automotive lenders, insurance carriers, automobile dealers, outsourced service providers or other counterparties; litigation or regulatory actions; failure by Open Lending, automotive lenders, or automobile dealers to meet minimum standards of service and quality; inadequate protection of consumer information; failure of automotive lenders to adhere to the terms of their LPP agreements or other contractual arrangements or standards; failure of insurance carriers and Open Lending’s subsidiary, Insurance Administrative Services LLC, to satisfactorily administer claims; compliance failures; and media coverage, whether accurate or not. Negative public opinion can diminish the value of the Open Lending brand and adversely affect Open Lending’s ability to attract and retain automotive lenders and insurance carriers as a result of which Open Lending’s results of operations may be materially harmed and it could be exposed to litigation and regulatory action.

Privacy concerns or security breaches relating to the LPP could result in economic loss, damage Open Lending’s reputation, deter users from using Open Lending products, and expose Open Lending to legal penalties and liability.

Through the use of LLP, Open Lending gathers and stores personally identifiable information on Consumers such as social security numbers, names and addresses. A cybersecurity breach where this information was stolen or made public would result in negative publicity and additional costs to mitigate the damage to customers. While Open Lending has taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and Open Lending may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or Open Lending systems.

The LPP is vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks or similar disruptions, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data. Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in Open Lending’s industry. Functions that facilitate interactivity with other internet platforms could increase the scope of access of hackers to user accounts. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of Open Lending products to the satisfaction of Open Lending’s clients and their patients may harm Open Lending’s reputation and Open Lending’s ability to retain existing clients. Although Open Lending has in place systems and processes that are designed to protect data, prevent data loss, disable undesirable accounts and activities and prevent or detect security breaches, Open Lending cannot assure you that such measures will provide absolute security. If an actual or perceived breach of security occurs to Open Lending’s systems or a third party’s systems, Open Lending also could be required to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including notifying users or regulators.

Changes in market interest rates could have an adverse effect on Open Lending’s business.

The fixed interest rates charged on the loans that automotive lenders originate are calculated based upon market benchmarks at the time of origination. Increases in the market benchmark would result in increases in the interest rates on new loans. Increased interest rates may adversely impact the spending levels of Consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher rates charged to the Consumer, which could negatively impact the ability of automotive lenders to generate volume and in turn, Open Lending’s ability to generate revenues on loans originated using the LPP. Higher interest rates may also increase the payment obligations of Consumers, which may reduce the ability of Consumers to remain current on their obligations to automotive lenders and, therefore, lead to increased delinquencies, defaults, Consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on Open Lending’s business.

The loss of the services of Open Lending’s senior management could adversely affect Open Lending’s business.

The experience of Open Lending’s senior management is a valuable asset to Open Lending. Open Lending’s management team has significant experience in the consumer loan business, is responsible for many of Open Lending’s core competencies and would be difficult to replace. Competition for senior executives in customer lending industry is intense, and Open Lending may not be able to attract and retain qualified personnel to replace or succeed members of Open Lending’s senior management team or other key personnel. Failure to retain talented senior leadership could have a material adverse effect on Open Lending’s business.

Open Lending’s projections are subject to significant risks, assumptions, estimates and uncertainties. As a result, Open Lending’s projected revenues, market share, expenses and profitability may differ materially from our expectations.

Open Lending operates in a rapidly changing and competitive industry and Open Lending’s projections will be subject to the risks and assumptions made by management with respect to its industry. Operating results are difficult to forecast because they generally depend on a number of factors, including the competition Open Lending faces, its ability to attract and retain automotive lenders, the active and effective adoption of the LPP by automotive lenders in originating loans to near-prime and non-prime borrowers, Open Lending’s profit share assumptions and general industry trends. Additionally, as described under “— Open Lending’s revenue is impacted, to a significant extent, by the general economy and the financial performance of automotive lenders,” Open Lending’s business may be affected by reductions in consumer spending from time to time as a result of a number of factors which may be difficult to predict. This may result in decreased revenue levels, and Open Lending may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause Open Lending’s operating results in a given quarter to be higher or lower than expected. If actual results differ from Open Lending’s estimates, analysts may negatively react and our stock price could be materially impacted.

Open Lending’s vendor relationships subject Open Lending to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to Open Lending’s operations could have an adverse effect on its business.

Open Lending has significant vendors that, among other things, provide Open Lending with financial, technology, insurance and other services to support its loan protection services, including access to credit reports and information. Under various legal theories and contractual requirements, companies may be held responsible for the actions of their subcontractors. Accordingly, Open Lending could be adversely impacted to the extent that Open Lending’s vendors fail to comply with the legal requirements applicable to the particular products or services being offered.

In some cases, third-party vendors, including resellers and aggregators, are the sole source, or one of a limited number of sources, of the services they provide to Open Lending. Certain of Open Lending’s vendor agreements are terminable on little or no notice, and if current vendors were to stop providing services to Open Lending on acceptable terms, Open Lending may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms (or at all). For example, Open Lending currently utilizes a single vendor to provide all consumer credit reports that insurance carriers use for insurance underwriting. If this vendor were to stop providing consumer credit report services to Open Lending on acceptable terms, Open Lending would need to procure alternative consumer credit reporting services from another third-party provider in a timely and efficient manner and on acceptable terms. If any third-party vendor fails to provide the services Open Lending requires, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy and electronic security systems, or suffers a cyber-attack or other security breach, Open Lending could be subject to regulatory enforcement actions and suffer economic and reputational harm that could have a material adverse effect on Open Lending’s business. Further, Open Lending may incur significant costs to resolve any such disruptions in service, which could adversely affect Open Lending’s business.

Litigation, regulatory actions and compliance issues could subject Open Lending to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.

Open Lending’s business is subject to increased risks of litigation and regulatory actions as a result of a number of factors and from various sources, including as a result of the highly regulated nature of the financial services industry, insurance carriers and the focus of state and federal enforcement agencies on the financial services industry and insurance carriers.

From time to time, Open Lending is also involved in, or the subject of, reviews, requests for information, investigations and proceedings (both formal and informal) by state and federal governmental agencies, including insurance regulators and the Department of Insurance of many states, regarding Open Lending’s business activities and Open Lending’s qualifications to conduct its business in certain jurisdictions, which could subject Open Lending to significant fines, penalties, obligations to change its business practices and other requirements resulting in increased expenses and diminished earnings. Open Lending’s involvement in any such matter also could cause significant harm to its reputation and divert management attention from the operation of its business, even if the matters are ultimately determined in Open Lending’s favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities.

In addition, a number of participants in the consumer finance industry have been the subject of putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. The current regulatory environment, increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent Open Lending from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how Open Lending conducts its business and, in turn, have a material adverse effect on its business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts Open Lending earned from the underlying activities. Similar risks exist for insurance producing and claims administration services, which are highly regulated.

In addition, from time to time, through Open Lending’s operational and compliance controls, Open Lending identifies compliance issues that require it to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted customers. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of customers impacted, and also could generate litigation or regulatory investigations that subject Open Lending to additional risk.

Fraudulent activity could negatively impact the Open Lending business and could cause automotive lenders to be less willing to originate loans or insurance carriers to be less willing to underwrite policies as part of the Lenders Protection Program.

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. Open Lending is subject to the risk of fraudulent activity with respect to the underwriting policies of insurance carriers, automotive lenders, their customers and third parties handling customer information. Open Lending’s resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. The level of Open Lending’s fraud charge-offs could increase and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity also could negatively impact the Open Lending brand and reputation, which could negatively impact the use of Open Lending’s services and products. In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase Open Lending’s costs and also negatively impact its business.

Cyber-attacks and other security breaches could have an adverse effect on Open Lending’s business.

In the normal course of Open Lending’s business, Open Lending collects, processes and retains sensitive and confidential information regarding automotive lenders, insurance carriers and Consumers. Open Lending also has arrangements in place with certain third-party service providers that require Open Lending to share Consumer information. Although Open Lending devotes significant resources and management focus to ensuring the integrity of its systems through information security and business continuity programs, the Open Lending facilities and systems, and those of automotive lenders, insurance carriers and third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events. Open Lending, automotive lenders, insurance carriers and third-party service providers have experienced all of these events in the past and expect to continue to experience them in the future. Open Lending also faces security threats from malicious third parties that could obtain unauthorized access to Open Lending systems and networks, which threats it anticipates will continue to grow in scope and complexity over time. These events could interrupt the Open Lending business or operations, result in significant legal and financial exposure, supervisory liability, damage to its reputation and a loss of confidence in the security of Open Lending’s systems, products and services. Although the impact to date from these events has not had a material adverse effect on Open Lending, no assurance is given that this will be the case in the future.

Information security risks in the financial services industry have increased recently, in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks and other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. Open Lending and automotive lenders may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. Open Lending employs detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. Open Lending also may fail to detect the existence of a security breach related to the information of automotive lenders, insurance carriers and Consumers that Open Lending retains as part of its business and may be unable to prevent unauthorized access to that information.

Open Lending also faces risks related to cyber-attacks and other security breaches that typically involve the transmission of sensitive information regarding borrowers through various third parties, including automotive lenders, insurance carriers and data processors. Some of these parties have in the past been the target of security breaches and cyber-attacks. Because Open Lending does not control these third parties or oversee the security of their systems, future security breaches or cyber-attacks affecting any of these third parties could impact Open Lending through no fault of its own, and in some cases Open Lending may have exposure and suffer losses for breaches or attacks relating to them. While Open Lending regularly conducts security assessments of significant third-party service providers, no assurance is given that Open Lending’s third-party information security protocols are sufficient to withstand a cyber-attack or other security breach.

The access by unauthorized persons to, or the improper disclosure by Open Lending of, confidential information regarding LPP customers or Open Lending’s proprietary information, software, methodologies and business secrets could interrupt the Open Lending business or operations, result in significant legal and financial exposure, supervisory liability, damage to its reputation or a loss of confidence in the security of Open Lending’s systems, products and services, all of which could have a material adverse impact on Open Lending’s business. In addition, there recently have been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by consumers, which could also intensify regulatory focus, cause users to lose trust in the security of the industry in general and result in reduced use of Open Lending services and increased costs, all of which could also have a material adverse effect on the Open Lending business.

Disruptions in the operation of Open Lending’s computer systems and third-party data centers could have an adverse effect on the Open Lending business.

Open Lending’s ability to deliver products and services to automotive lenders, service loans made by automotive lenders and otherwise operate Open Lending’s business and comply with applicable laws depends on the efficient and uninterrupted operation of the Open Lending computer systems and third-party data centers, as well as those of automotive lenders and third-party service providers.

These computer systems and third-party data centers may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health pandemics, terrorist attacks, cyber-attacks or other events. Any of such catastrophes could have a negative effect on the Open Lending business and technology infrastructure (including its computer network systems), on automotive lenders and insurance carriers and on Consumers. Catastrophic events also could prevent or make it more difficult for Consumers to travel to automobile dealers’ locations to shop, thereby negatively impacting Consumer spending in the affected regions (or in severe cases, nationally), and could interrupt or disable local or national communications networks, including the payment systems network, which could prevent Consumers from making purchases or payments (temporarily or over an extended period). These events also could impair the ability of third parties to provide critical services to Open Lending. All of these adverse effects of catastrophic events could result in a decrease in the use of Open Lending’s solution and payments to Open Lending, which could have a material adverse effect on the Open Lending business.

In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may cause service interruptions, transaction processing errors or system conversion delays and may cause Open Lending to fail to comply with applicable laws, all of which could have a material adverse effect on the Open Lending business. Open Lending expects that new technologies and business processes applicable to the consumer financial services industry will continue to emerge and that these new technologies and business processes may be better than those Open Lending currently uses. There is no assurance that Open Lending will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. A failure to maintain and/or improve current technology and business processes could cause disruptions in Open Lending’s operations or cause its solution to be less competitive, all of which could have a material adverse effect on its business.

If the underwriting models Open Lending uses contain errors or are otherwise ineffective, Open Lending’s reputation and relationships with automotive lenders and insurance carriers could be harmed.

Open Lending’s ability to attract automotive lenders to LPP is significantly dependent on Open Lending’s ability to effectively evaluate a Consumer’s credit profile and likelihood of default and potential loss in accordance with automotive lenders’ and insurance carriers’ underwriting policies. Open Lending’s business depends significantly on the accuracy and success of its underwriting model. To conduct this evaluation,

Open Lending uses proprietary credit decisioning and scoring models. If any of the credit decisioning and scoring models Open Lending uses contains programming or other errors, is ineffective or the data provided by Consumers or third parties is incorrect or stale, or if Open Lending is unable to obtain accurate data from Consumers or third parties (such as credit reporting agencies), the Open Lending loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. This could damage Open Lending’s reputation and relationships with automotive lenders and insurance carriers, which could have a material adverse effect on the Open Lending business.

Open Lending depends on the accuracy and completeness of information about Consumers, and any misrepresented information could adversely affect Open Lending’s business.

In evaluating loan applicants, Open Lending relies on information furnished to Open Lending by or on behalf of Consumers, including credit, identification, employment and other relevant information. Some of the information regarding Consumers provided to Open Lending is used in its proprietary credit decisioning and scoring models, which Open Lending uses to determine whether an application meets the applicable underwriting criteria. Open Lending relies on the accuracy and completeness of that information.

Not all Consumer information is independently verified. As a result, Open Lending relies on the accuracy and completeness of the information provided by Consumers or indirectly by automotive lenders. If any of the information that is considered in the loan review process is inaccurate, whether intentional or not, and such inaccuracy is not detected prior to loan funding, the loan may have a greater risk of default than expected. Additionally, there is a risk that, following the date of the credit report that Open Lending obtains and reviews, a Consumer may have defaulted on, or become delinquent in the payment of, a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income, or experienced other adverse financial events. Any significant increase in inaccuracies or resulting increases in losses would adversely affect Open Lending’s business.

Open Lending relies extensively on models in managing many aspects of Open Lending business. Any inaccuracies or errors in Open Lending’s models could have an adverse effect on the Open Lending business.

In assisting automotive lenders with the design of the products that are offered on LPP, Open Lending makes assumptions about various matters, including repayment timing and default rates, and then utilizes proprietary underwriting modeling to analyze and forecast the performance and profitability of the loans. Open Lending’s assumptions may be inaccurate and models may not be as predictive as expected for many reasons, including that they often involve matters that are inherently difficult to predict and beyond Open Lending’s control (e.g., macroeconomic conditions) and that they often involve complex interactions between a number of dependent and independent variables and factors. Any significant inaccuracies or errors in assumptions could impact the profitability of the products to automotive lenders, as well as the profitability of Open Lending’s business, and could result in Open Lending’s underestimating potential losses and overstating potential automotive lender returns.

If assumptions or estimates Open Lending uses in preparing financial statements are incorrect or are required to change, Open Lending’s reported results of operations and financial condition may be adversely affected.

Open Lending is required to make various assumptions and estimates in preparing its financial statements under GAAP, including for purposes of determining finance charge reversals, share-based compensation, asset impairment, reserves related to litigation and other legal matters, and other regulatory exposures and the amounts recorded for certain contractual payments to be paid to, or received from, Open Lending’s merchants and others under contractual arrangements. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving fair value measurements. If the assumptions or estimates underlying Open Lending’s financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, which could have a material adverse effect on Open Lending’s business.

The consumer lending industry is highly competitive and is likely to become more competitive, and Open Lending’s inability to compete successfully or maintain or improve Open Lending’s market share and margins could adversely affect its business.

Open Lending’s success depends on Open Lending’s ability to generate usage of LPP. The consumer lending industry is highly competitive and increasingly dynamic as emerging technologies continue to enter the marketplace. Technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services, which has intensified the desirability of offering loans to consumers through digital-based solutions. Open Lending faces competition in areas such as compliance capabilities, financing terms, promotional offerings, fees, approval rates, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, customer service, brand and reputation. Open Lending’s existing and potential competitors may decide to modify their pricing and business models to compete more directly with Open Lending’s model. Any reduction in usage of LPP, or a reduction in the lifetime profitability of loans under LPP in an effort to attract or retain business, could reduce Open Lending’s revenues and earnings. If Open Lending is unable to compete effectively for customer usage, its business could be materially adversely affected.

Open Lending’s revenue is impacted, to a significant extent, by the general economy and the financial performance of automotive lenders.

Open Lending’s business, the consumer financial services industry and automotive lenders’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, market volatility, consumer confidence and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified borrowers to take out loans. Such conditions are also likely to affect the ability and willingness of borrowers to pay amounts owed to automotive lenders, each of which would have a material adverse effect on its business.

General economic conditions and the willingness of lenders to deploy capital impacts Open Lending’s performance. The generation of new loans through LPP, and the transaction fees and other fee income to Open Lending associated with such loans, is dependent upon sales of automobiles by dealers. Dealers’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, or business conditions affecting a particular automobile dealer, industry vertical or region. Weak economic conditions also could extend the length of dealers’ sales cycle and cause customers to delay making (or not make) purchases of automobiles. The decline of sales by dealers for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for automotive lenders, and therefore, for us. This risk is particularly acute with respect to the largest automobile dealers associated with automotive lenders that account for a significant amount of Open Lending platform revenue.

In addition, if an automobile dealer or automotive lender closes some or all of its locations or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), LPP borrowers may have less incentive to pay their outstanding balances to automotive lenders, which could result in higher charge-off rates than anticipated.

Weakening economic conditions, in particular increases in unemployment, will lead to increased defaults and insurance claim payments, resulting in higher losses for insurance carriers. Increased claim payments may affect the willingness of insurance carriers to provide default insurance. In the event insurer losses cause one of insurance carriers to cease providing insurance, it would have a material adverse effect on Open Lending operations and financial results.

Because Open Lending’s business is heavily concentrated on consumer lending in the U.S. automobile industry, Open Lending’s results are more susceptible to fluctuations in that market than the results of a more diversified company would be.

Open Lending’s business currently is concentrated on supporting consumer lending in the U.S. automobile industry. As a result, Open Lending is more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company would be as well as to factors that may drive the demand for automobiles, such as sales levels of new automobiles and the aging of existing inventory. Open Lending is also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit, the specific consumer credit products that automotive lenders offer (including promotional financing). Open Lending’s business concentration could have an adverse effect on its business.

Open Lending is, and intends in the future to continue, expanding into relationships with new lending partners, including the OEM Captive space, and Open Lending’s failure to comply with applicable regulations, or accurately predict demand or growth, in those new industries could have an adverse effect on its business.

Open Lending recently expanded into and is penetrating the OEM Captive space. Open Lending believes that all automobile manufacturers have an OEM Captive or related party finance company relationship. One of the primary goals of an OEM Captive is to support automobile sales of the dealers, particularly with respect to new vehicle sales. Open Lending believes that the OEM Captive is generally the preferred lender of the OEM dealer network. Relative to traditional credit union and bank automotive lenders, OEM Captives represent a larger loan volume and therefore, larger revenue opportunity for Open Lending. Open Lending makes no assurance that it will achieve similar levels of success, if any, with OEM Captives as with other credit unions and regional automotive lenders, and may face unanticipated challenges in its ability to offer LPP to OEM Captives. In addition, the OEM Captive space is highly regulated and Open Lending, OEM Captives and other automotive lenders, as applicable, are subject to substantial regulatory requirements, including privacy laws. Open Lending has limited experience in managing these risks and the compliance requirements attendant to such regulatory requirements. The costs of compliance and any failure by Open Lending, OEM Captives or other automotive lenders, as applicable, to comply with such regulatory requirements could have a material adverse effect on Open Lending’s business. Any failure by Open Lending to grow its relationships with these new lending partners could have a materially adverse impact on its business.

Open Lending may in the future expand to new industry verticals outside of the automotive industry, and failure to comply with applicable regulations, or accurately predict demand or growth, in those new industries could have an adverse effect on the Open Lending business.

Open Lending may in the future further expand into other industry verticals. There is no assurance that Open Lending will be able to successfully develop consumer financing products and services for these new industries. Open Lending’s investment of resources to develop consumer financing products and services for the new industries it enters may either be insufficient or result in expenses that are excessive in light of loans actually originated by lenders in those industries. Additionally, Open Lending’s nearly 20 years of experience is in the automotive lending industry and therefore, industry participants in new industry verticals may not be receptive to its financing solutions and Open Lending may face competitors with more experience and resources. The borrower profile of Consumers in new verticals may not be as attractive, in terms of average FICO scores or other attributes, as in current verticals, which may lead to higher levels of delinquencies or defaults than Open Lending has historically experienced. Industries change rapidly, and Open Lending makes no assurance that it will be able to accurately forecast demand (or the lack thereof) for a solution or that those industries will be receptive to Open Lending’s product offerings. Failure to predict demand or growth accurately in new industries could have a materially adverse impact on Open Lending’s business.

Open Lending’s business would suffer if it fails to attract and retain highly skilled employees.

Open Lending’s future success will depend on its ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of its organization, particularly information technology and sales. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which Open Lending competes for experienced employees have greater resources than Open Lending and may be able to offer more attractive terms of employment. In addition, Open Lending invests significant time and expense in training employees, which increases their value to competitors that may seek to recruit them. Open Lending may not be able to attract, develop and maintain the skilled workforce necessary to operate its business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel, which will negatively impact Open Lending’s business.

The Credit Agreement that governs Open Lending’s term loan contains various covenants that could limit its ability to engage in activities that may be in Open Lending’s best long-term interests.

The Term Loan is outstanding in the original principal amount of $170,000,000 and was incurred under the Credit Agreement. A portion of the proceeds of the Term Loan were used to, among other things, finance a distribution to its equity investors prior to the consummation of the Business Combination. The Term Loan bears interest at a variable rate of LIBOR plus 6.50% (subject to a LIBOR floor of 1%) or the base rate plus 5.50%. The obligations of Open Lending under the Credit Agreement are guaranteed by all of its subsidiaries and secured by substantially all of the assets of Open Lending and its subsidiaries, in each case, subject to certain customary exceptions. The Term Loan has a maturity date of March 11, 2027. Subject to the terms and conditions set forth in the Credit Agreement, Open Lending may be required to make certain mandatory prepayments prior to maturity. Voluntary prepayments and certain mandatory prepayments may be subject to certain prepayment premiums in the first 2 years after the date thereof.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including, among other things, customary limitations on the incurrence of indebtedness and liens; certain intercompany transactions; and other investments, dispositions of assets, issuances and redemptions of certain units, repayment of other indebtedness, and payment of dividends. The Credit Agreement also contains a maximum total net leverage ratio financial covenant that is tested quarterly and calculated based on the ratio of Open Lending’s adjusted EBITDA to funded indebtedness. The maximum total net leverage ratio begins at 4.75 to 1 and then gradually decreases from year-to-year down to 2.5 to 1.0 on or after June 30, 2026. The Credit Agreement also contains customary events of default (subject to thresholds and grace periods), including payment default, covenant default, cross default to other material indebtedness, and judgment defaults.

Open Lending’s ability to comply with these covenants may be affected by events beyond its control, such as market fluctuations impacting net income. Breaches of these covenants will result in a default under the Credit Agreement, subject to any applicable cure rights, in which case the administrative agent may accelerate the outstanding Term Loan.

If such acceleration under the Credit Agreement occurs, Open Lending’s ability to fund its operations could be seriously harmed.

Open Lending may be unable to sufficiently protect its proprietary rights and may encounter disputes from time to time relating to its use of the intellectual property of third parties.

Open Lending relies on a combination of trademarks, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect its proprietary rights. Open Lending has trademark and service mark registrations and pending applications for additional registrations in the United States. Open Lending also owns the domain name rights for Openlending.com, Openlending.net, Openlending.us, Dev-openlending.com, Lendersprotection.org, Lendersprotection.us, Len-pro.org, Lend-pro.us, Lend-pro.net, Lendpro.net, Lendpro.org, Lendpro.us, Lend-pro.com, Lendersprotection.com, Dynamicdecisioning.com, Dynamicdecisioning.net, Lendersdecision.com, Lendersdecision.net, Lend-analytics.com, Lend-analytics.net, Lendanalytics.com, Lendanalytics.net, Olanalytics.com, Olanalytics.net, Sayyestomoreloans.com, Sayyestomoreloans.net, as well as other words and phrases important to the Open Lending business. Nonetheless, third parties may challenge, invalidate or circumvent Open Lending’s intellectual property, and Open Lending’s intellectual property may not be sufficient to provide it with a competitive advantage.

Despite Open Lending’s efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of its technology and processes. Open Lending’s competitors and other third parties independently may design around or develop similar technology or otherwise duplicate Open Lending’s services or products such that Open Lending could not assert its intellectual property rights against them. In addition, Open Lending’s contractual arrangements may not effectively prevent disclosure of its intellectual property and confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. Measures in place may not prevent misappropriation or infringement of Open Lending’s intellectual property or proprietary information and the resulting loss of competitive advantage, and Open Lending may be required to litigate to protect its intellectual property and proprietary information from misappropriation or infringement by others, which is expensive and could cause a diversion of resources and may not be successful.

Open Lending also may encounter disputes from time to time concerning intellectual property rights of others, and it may not prevail in these disputes. Third parties may raise claims against Open Lending alleging that Open Lending, or consultants or other third parties retained or indemnified by Open Lending, infringe on their intellectual property rights. Some third-party intellectual property rights may be extremely broad, and it may not be possible for Open Lending to conduct its operations in such a way as to avoid all alleged violations of such intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which Open Lending operates, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against Open Lending may cause Open Lending to spend significant amounts to defend the claim (even if Open Lending ultimately prevails), pay significant monetary damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), cease offering certain products or services, or incur significant license, royalty or technology development expenses.

Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as Open Lending’s. Even in instances where Open Lending believes that claims and allegations of intellectual property infringement against it are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of Open Lending’s management and employees. In addition, although in some cases a third party may have agreed to indemnify Open Lending for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, insurance may not cover potential claims of this type adequately or at all, and Open Lending may be required to pay monetary damages, which may be significant.

Open Lending’s risk management processes and procedures may not be effective.

Open Lending’s risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. Open Lending has established processes and procedures intended to identify, measure, monitor and control the types of risk to which Open Lending and automotive lenders are subject, including credit risk, market risk, liquidity risk, strategic risk and operational risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. Market risk is the risk of loss due to changes in external market factors such as interest rates. Liquidity risk is the risk that financial conditions or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (e.g., natural disasters), compliance, reputational or legal matters and includes those risks as they relate directly to Open Lending as well as to third parties with whom Open Lending contracts or otherwise does business.

Management of Open Lending risks depends, in part, upon the use of analytical and forecasting models. If these models are ineffective at predicting future losses or are otherwise inadequate, Open Lending may incur unexpected losses or otherwise be adversely affected. In addition, the information Open Lending uses in managing its credit and other risks may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There also may be risks that exist, or that develop in the future, that Open Lending has not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If Open Lending’s risk management framework does not effectively identify and control its risks, Open Lending could suffer unexpected losses or be adversely affected, which could have a material adverse effect on its business.

Some aspects of Open Lending’s platform include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect its business.

Aspects of Open Lending’s platform include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on Open Lending’s platform. If portions of Open Lending’s proprietary software are determined to be subject to an open source license, Open Lending could be required to publicly release the affected portions of its source code, re-engineer all or a portion of its technologies or otherwise be limited in the licensing of technologies, each of which could reduce or eliminate the value of Open Lending’s technologies and loan products. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect the Open Lending business.

To the extent that Open Lending seeks to grow through future acquisitions, or other strategic investments or alliances, Open Lending may not be able to do so effectively.

Open Lending may in the future seek to grow its business by exploring potential acquisitions or other strategic investments or alliances. Open Lending may not be successful in identifying businesses or opportunities that meet its acquisition or expansion criteria. In addition, even if a potential acquisition target or other strategic investment is identified, Open Lending may not be successful in completing such acquisition or integrating such new business or other investment. Open Lending may face significant competition for acquisition and other strategic investment opportunities from other well-capitalized companies, many of which have greater financial resources and greater access to debt and equity capital to secure and complete acquisitions or other strategic investments, than Open Lending. As a result of such competition, Open Lending may be unable to acquire certain assets or businesses, or take advantage of other strategic investment opportunities that Open Lending deems attractive; the purchase price for a given strategic opportunity may be significantly elevated; or certain other terms or circumstances may be substantially more onerous. Any delay or failure on Open Lending’s part to identify, negotiate, finance on favorable terms, consummate and integrate any such acquisition, or other strategic investment opportunity could impede Open Lending’s growth.

There is no assurance that Open Lending will be able to manage its expanding operations, including from acquisitions, investments or alliances, effectively or that it will be able to continue to grow, and any failure to do so could adversely affect its ability to generate revenue and control its expenses. Furthermore, Open Lending may be responsible for any legacy liabilities of businesses it acquires or be subject to additional liability in connection with other strategic investments. The existence or amount of these liabilities may not be known at the time of acquisition, or other strategic investment, and may have a material adverse effect on Open Lending’s business.

The effect of comprehensive U.S. tax reform legislation or challenges to Open Lending’s tax positions could adversely affect its business.

Open Lending operates in multiple jurisdictions and is subject to tax laws and regulations of the United States federal, state and local governments. United States federal, state and local tax laws and regulations are complex and subject to varying interpretations. There is no assurance that Open Lending’s tax positions will not be successfully challenged by relevant tax authorities.

In addition, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”). Among a number of significant changes to the U.S. federal income tax rules, the Tax Act reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, and shifts the United States toward a more territorial tax system. While Open Lending’s analysis of the Tax Act’s impact on cash tax liability and financial condition has not identified any overall material adverse effect, Open Lending is still evaluating the effects of the Tax Act and there are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the Tax Act. In the absence of guidance on these issues, Open Lending will use what it believes are reasonable interpretations and assumptions in interpreting and applying the Tax Act for purposes of determining its cash tax liabilities and results of operations, which may change as it receives additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time. It is possible that the Internal Revenue Service (the “IRS”) could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that Open Lending previously made, which could have a material adverse effect on its cash tax liabilities, results of operations and financial condition, or an indirect effect on its business through its impact on automotive lenders, merchants and consumers. You are urged to consult your tax adviser regarding the implications of the Tax Act.

Future changes in financial accounting standards may significantly change Open Lending’s reported results of operations.

GAAP is subject to standard setting or interpretation by the Financial Accounting Standards Board, FASB, the PCAOB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on Open Lending’s reported financial results and could affect the reporting of transactions completed before the announcement of a change.

Additionally, Open Lending’s assumptions, estimates and judgments related to complex accounting matters could significantly affect its financial results. GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to its business, including revenue recognition, finance charge reversals, and share-based compensation, are highly complex and involve subjective assumptions, estimates and judgments by Open Lending. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by Open Lending could require Open Lending to make changes to its accounting systems that could increase its operating costs and significantly change its reported or expected financial performance.

Risks Related to Open Lending’s Regulatory Environment

Open Lending is subject to federal and state consumer protection laws.

In connection with administration of LPP, Open Lending must comply with various regulatory regimes, including those applicable to consumer credit transactions, various aspects of which are untested as applied to Open Lending’s business model. Insurance producing and claims administration services subject Open Lending to state regulation on a 50-state basis. The complex regulatory environment of the credit and insurance industries are subject to constant change and modification. While changes to statutes and promulgating new regulations may take a substantial amount of time, issuing regulatory guidance with the force of law in the form of opinions, bulletins, and notices can occur quickly. Also, consumer credit and insurance regulators often initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. As a result, Open Lending is subject to a constantly evolving regulatory environment that is difficult to predict, which may affect Open Lending’s business. The laws to which Open Lending directly or its services by contract are or may be subject include:

•	state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, and unfair or deceptive business practices;

•

the Truth-in-Lending Act, and its implementing Regulation Z, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions;

•

Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”), in connection with any consumer financial product or service;

•

the Equal Credit Opportunity Act, and its implementing Regulation B, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or any applicable state law;

•

the Fair Credit Reporting Act (“FCRA”), and its implementing Regulation V, as amended by the Fair and Accurate Credit Transactions Act, which promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies;

•

the Fair Debt Collection Practices Act, and its implementing Regulation F, the Telephone Consumer Protection Act, as well as state debt collection laws, all of which provide guidelines and limitations concerning the conduct of debt collectors in connection with the collection of consumer debts;

•	the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;

•

the Gramm-Leach-Bliley Act (“GLBA”), and the California Consumer Protection Act, which include limitations on the disclosure of nonpublic personal information by financial institutions about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;

•

the rules and regulations promulgated by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the National Credit Union Administration, as well as state banking regulators;

•

the Servicemembers Civil Relief Act, which allows active duty military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties;

•

the Electronic Fund Transfer Act, and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts;

•

the Electronic Signatures in Global and National Commerce Act, and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures; and

•	the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures.

While Open Lending has developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that its compliance policies and procedures will be effective. Failure to comply with these laws and with regulatory requirements applicable to Open Lending’s business could subject it to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm Open Lending’s business.

Open Lending’s industry is highly regulated and is undergoing regulatory transformation, which results in inherent uncertainty. Changing federal, state, and local laws, as well as changing regulatory enforcement policies and priorities, may negatively impact Open Lending’s business.

In connection with Open Lending’s administration of LPP, Open Lending is subject to extensive regulation, supervision and examination under United States federal and state laws and regulations. Open Lending is required to comply with numerous federal, state, and local laws and regulations that regulate, among other things, the manner in which Open Lending administers LPP, the terms of the loans that automotive lenders originate, the products of insurance carriers, production of those products, insurance claims administration, and the fees that Open Lending may charge. Any failure to comply with any of these laws or regulations could subject Open Lending to lawsuits or governmental actions and/or damage Open Lending’s reputation, which could materially and adversely affect Open Lending’s business. Regulators have broad discretion with respect to the interpretation, implementation, and enforcement of these laws and regulations, including through enforcement actions that could subject Open Lending to civil money penalties, customer remediations, increased compliance costs, and limits or prohibitions on Open Lending’s ability to offer certain products or services or to engage in certain activities. In addition, to the extent that Open Lending undertakes actions requiring regulatory approval or non-objection, regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on its business. Moreover, any competitors subject to different, or in some cases less restrictive, legislative or regulatory regimes may have or obtain a competitive advantage over Open Lending.

Additionally, federal, state, and local governments and regulatory agencies have proposed or enacted numerous new laws, regulations, and rules related to loans. Federal and state consumer credit and insurance regulators are also enforcing existing laws, regulations, and rules more aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. Consumer finance and insurance regulation is constantly changing, and new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on Open Lending’s ability to operate as currently intended.

These regulatory changes and uncertainties make Open Lending’s business planning more difficult and could result in changes to its business model and potentially adversely impact its results of operations. New laws or regulations also require Open Lending to incur significant expenses to ensure compliance. As compared to Open Lending’s competitors, Open Lending could be subject to more stringent state or local regulations or could incur marginally greater compliance costs as a result of regulatory changes. In addition, Open Lending’s failure to comply (or to ensure that its agents and third-party service providers comply) with these laws or regulations may result in costly litigation or enforcement actions, the penalties for which could include: revocation of licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans; and increased purchases of receivables underlying loans originated by automotive lenders and indemnification claims.

Proposals to change the statutes affecting financial services companies are frequently introduced in Congress and state legislatures that, if enacted, may affect its operating environment in substantial and unpredictable ways. In addition, numerous federal and state regulators have the authority to promulgate or change regulations that could have a similar effect on Open Lending’s operating environment. Open Lending cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implementing regulations, or any such potential regulatory actions by federal or state regulators, would have upon Open Lending’s business.

With respect to state regulation, although Open Lending seeks to comply with applicable state insurance, insurance brokering, insurance agency regulations, third-party administration company statutes and similar statutes in all U.S. jurisdictions, and with licensing and other requirements that Open Lending believes may be applicable to it, if Open Lending is found to not have complied with applicable laws, Open Lending could lose one or more of its licenses or authorizations or face other sanctions or penalties or be required to obtain a license in one or more such jurisdictions, which may have an adverse effect on Open Lending’s ability to make the LPP available to borrowers in particular states and, thus, adversely impact Open Lending’s business.

Open Lending is also subject to potential enforcement and other actions that may be brought by state attorneys general or other state enforcement authorities and other governmental agencies. Any such actions could subject Open Lending to civil money penalties and fines, customer remediations, and increased compliance costs, damage its reputation and brand and limit or prohibit Open Lending’s ability to offer certain products and services or engage in certain business practices.

New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to Open Lending’s business, or reexamination of current practices, could adversely impact Open Lending’s profitability, limit its ability to continue existing or pursue new business activities, require it to change certain of its business practices or alter its relationships with LPP customers, affect retention of key personnel, or expose Open Lending to additional costs (including increased compliance costs and/or customer remediation). These changes also may require Open Lending to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect its business.

The highly regulated environment in which automotive lenders and insurance carriers operate could have an adverse effect on Open Lending’s business.

Automotive lenders and insurance carriers are subject to federal and/or state supervision and regulation. Federal regulation of the banking or insurance industries, along with tax and accounting laws, regulations, rules, and standards, may limit their operations significantly and control the methods by which they conduct business. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance requirements. For example, the Dodd-Frank Act imposes significant regulatory and compliance changes on financial institutions. Regulatory requirements affect automotive lenders’ lending and investment practices and insurance carriers’ offerings, among other aspects of their businesses, and restrict transactions between Open Lending and its automotive lenders and insurance carriers. These requirements may constrain the operations of automotive lenders and insurance carriers, and the adoption of new laws and changes to, or repeal of, existing laws may have a further impact on Open Lending’s business.

In choosing whether and how to conduct business with Open Lending, current and prospective automotive lenders and insurance carriers can be expected to take into account the legal, regulatory, and supervisory regimes that apply to them, including potential changes in the application or interpretation of regulatory standards, licensing requirements, or supervisory expectations. Regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts automotive lenders or insurance carriers. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of the regulations and laws and their interpretation of the quality of automotive lenders’ loan portfolios and other assets. If any regulatory agency’s assessment of the quality of automotive lenders’ assets, operations, lending practices, investment practices or other aspects of their business changes, or those with respect to insurance carriers, it may materially reduce automotive lenders’ or insurance carriers’ earnings, capital ratios and share price in such a way that affects Open Lending’s business.

Bank holding companies, credit unions, financial institutions, automobile lenders, and insurance carriers and producers are extensively regulated and currently face an uncertain regulatory environment. Applicable state and federal laws, regulations and interpretations, including licensing laws and regulations, and enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. Open Lending cannot predict with any degree of certainty the substance or effect of pending or future legislation or regulation or the application of laws and regulations to automotive lenders and insurance carriers. Future changes may have a material adverse effect on automotive lenders or insurance carriers and, therefore, on Open Lending.

Open Lending is subject to regulatory examinations and investigations and may incur fines, penalties and increased costs that could negatively impact the Open Lending business.

Federal and state agencies have broad enforcement powers over Open Lending, including powers to investigate Open Lending business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. The continued focus of regulators on the consumer financial services industry has resulted, and could continue to result, in new enforcement actions that could, directly or indirectly, affect the manner in which Open Lending conducts its business and increase the costs of defending and settling any such matters, which could negatively impact its business. In some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require Open Lending to implement certain changes to its business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. There is no assurance that any future settlements will not have a material adverse effect on Open Lending’s business.

In addition, the laws and regulations applicable to Open Lending are subject to administrative or judicial interpretation. Some of these laws and regulations have been enacted only recently and may not yet have been interpreted or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to what type of conduct is permitted or restricted under such laws and regulations. Any ambiguity under a law or regulation to which Open Lending is subject may lead to regulatory investigations, governmental enforcement actions and private causes of action, such as class action lawsuits, with respect to Open Lending’s compliance with such laws or regulations.

The contours of the Dodd-Frank UDAAP standard remain uncertain, and there is a risk that certain features of the Open Lending business could be deemed to be a UDAAP.

The Dodd-Frank Act prohibits UDAAP and authorizes the Consumer Financial Protection Bureau (“CFPB”) to enforce that prohibition. The CFPB has filed a large number of UDAAP enforcement actions against consumer lenders for practices that do not appear to violate other consumer finance statutes. There is a risk that the CFPB could determine that certain features of automotive lender loans are unfair, deceptive or abusive, which could have a material adverse effect on Open Lending’s business.

Regulations relating to privacy, information security, and data protection could increase Open Lending’s costs, affect or limit how Open Lending collects and uses personal information, and adversely affect its business opportunities.

Open Lending is subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and it could be negatively impacted by them. For example, in connection with Open Lending’s administration of LPP, Open Lending is subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA (i) imposes certain limitations on the ability to share consumers’ nonpublic personal information with nonaffiliated third parties and (ii) requires certain disclosures to consumers about their information collection, sharing and security practices and their right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions).

Furthermore, legislators and/or regulators are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on Open Lending’s current and planned privacy, data protection and information security-related practices; Open Lending’s collection, use, sharing, retention and safeguarding of consumer and/or employee information; and some of Open Lending’s current or planned business activities. This also could increase Open Lending’s costs of compliance and business operations and could reduce income from certain business initiatives.

Compliance with current or future privacy, information security and data protection laws (including those regarding security breach notification) affecting customer and/or employee data to which Open Lending is subject could result in higher compliance and technology costs and could restrict Open Lending’s ability to provide certain products and services (such as products or services that involve sharing information with third parties or storing sensitive credit card information), which could materially and adversely affect Open Lending’s profitability. Additionally, there is always a danger that regulators can attempt to assert authority over the Open Lending business in the area of privacy, information security and data protection. If Open Lending’s vendors also become subject to laws and regulations in the more stringent and expansive jurisdictions, this could result in increasing costs on Open Lending’s business.

Privacy requirements, including notice and opt-out requirements, under the GLBA and FCRA are enforced by the Federal Trade Commission and by the CFPB through UDAAP and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security requirements under state law. Open Lending’s failure to comply with privacy, information security and data protection laws could result in potentially significant regulatory investigations and government actions, litigation, fines or sanctions; consumer, automotive lender or merchant actions; and damage to Open Lending’s reputation and brand, all of which could have a material adverse effect on Open Lending’s business.

If Open Lending was found to be operating without having obtained necessary state or local licenses, it could adversely affect its business.

Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activity regarding consumer finance and insurance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing. While Open Lending believes it has obtained all necessary licenses, the application of some consumer finance or insurance producer and claims administration licensing laws to LPP is unclear. If Open Lending was found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, it could be subject to fines, damages, injunctive relief (including required modification or discontinuation of Open Lending’s business in certain areas), criminal penalties and other penalties or consequences, and the loans originated through LPP could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on Open Lending’s business.

Open Lending may in the future be subject to federal or state regulatory inquiries regarding its business.

From time to time, in the normal course of its business, Open Lending may receive or be subject to, inquiries or investigations by state and federal regulatory agencies and bodies, such as the CFPB, state Attorneys General, state financial regulatory agencies, and other state or federal agencies or bodies regarding LPP, including the origination and servicing of consumer loans, practices by merchants or other third parties, production of insurance policies, administration of insurance claims and licensing, and registration requirements. For example, in the future, Open Lending may enter into regulatory agreements with state agencies regarding issues including automotive lender conduct and oversight and loan pricing. Open Lending also may receive inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where Open Lending has determined that it is not required to obtain such a license or be registered with the state. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running Open Lending’s business, and could lead to public enforcement actions or lawsuits and fines, penalties, injunctive relief, and the need to obtain additional licenses that it does not currently possess. Open Lending’s involvement in any such matters, whether tangential or otherwise, even if the matters are ultimately determined in Open Lending’s favor, could also cause significant harm to its reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of Open Lending’s business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries Open Lending receives could be material to its business, results of operations, financial condition and cash flows and could have a material adverse effect on its business, financial condition or results of operations.

Risks Related to the Business Combination and Integration of Businesses

Open Lending’s management has limited experience in operating a public company.

Open Lending’s executive officers and directors have limited experience in the management of a publicly traded company. Open Lending’s management team may not successfully or effectively manage the ongoing transition to a public company, and the Company will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of Open Lending. It is possible that Open Lending will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase our operating costs in future periods.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

As a public company, we will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board of Directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We may from time to time be subject to litigation and other claims.

We may from time to time become subject to litigation claims in the operation of our business, including, but not limited to, with respect to employee matters and contract matters. From time to time, we may also face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties, and some of these claims may lead to litigation. We may initiate claims to assert or defend our intellectual property against third parties. Any litigation may be expensive and time-consuming and could divert management’s attention from our business and negatively affect its operating results or financial condition. The outcome of any litigation cannot be guaranteed, and adverse outcomes can affect us negatively.

Our ability to successfully operate the business will be largely depend upon the efforts of certain of our key personnel. The loss of such key personnel could negatively impact our operations and financial results.

Our ability to successfully operate the business is dependent upon the efforts of certain of our key personnel. It is possible that we will lose some key personnel, the loss of which could negatively impact our operations and profitability. Furthermore, certain of our key personnel of may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our principal stockholders and management control us and their interests may conflict with yours in the future.

Our executive officers and directors and significant stockholders own approximately 37.1% of the outstanding voting stock of the Company at the time of the merger. Each share of our common stock initially entitles its holders to one vote on all matters presented to stockholders generally. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendments of the certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership. This concentration of ownership may delay or deter possible changes in control of Open Lending, which may reduce the value of an investment in our common stock. So long as they continue to own a significant amount of the combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control decisions of the Company.

We will be required to make payments under the Tax Receivable Agreement for certain tax benefits we may claim, and the amounts of such payments could be significant.

In connection with the closing of the Business Combination, Open Lending entered into the Tax Receivable Agreement with Nebula, the Blocker, the Blocker Holder, and Open Lending. Prior to the closing of the Business Combination, (i) 100% of the interest in Open Lending was held by the Blocker and the Company Unit Sellers, and (ii) 100% of the Blocker was held by the Blocker Holder. The Tax Receivable Agreement generally provides for the payment by Open Lending to the Company Unit Sellers and Blocker Holder, as applicable, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that Open Lending actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of: (i) certain tax attributes of Blocker and/or Open Lending that existed prior to the Business Combination and were attributable to the Blocker; (ii) certain increases in the tax basis of Open Lending’s assets resulting from the Second Merger; (iii) imputed interest deemed to be paid by Open Lending as a result of payments made under the Tax Receivable Agreement; and (iv) certain increases in tax basis resulting from payments under the Tax Receivable Agreement. Open Lending will retain the benefit of the remaining 15% of these cash savings. The amount of the cash payments that Open Lending may be required to make under the Tax Receivable Agreement could be significant and is dependent upon future events and assumptions, including the amount and timing of taxable income Open Lending generates in the future, the U.S. federal income tax rate then applicable and the portion of Open Lending’s payments under the Tax Receivable Agreement that constitute interest or give rise to depreciable or amortizable tax basis. Moreover, payments under the Tax Receivable Agreement will be based on the tax reporting positions that Open Lending determines, which tax reporting positions are subject to challenge by taxing authorities. Open Lending will be dependent on distributions from the Blocker to make payments under the Tax Receivable Agreement, and we cannot guarantee that such distributions will be made in sufficient amounts or at the times needed to enable Open Lending to make its required payments under the Tax Receivable Agreement, or at all. Any payments made by Open Lending to the Company Unit Sellers or Blocker Holder under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to Open Lending. To the extent that Open Lending is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement, and therefore, may accelerate payments due under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the Company Unit Sellers or Blocker Holder maintaining a continued ownership interest in us.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that if we breach any of our material obligations under the Tax Receivable Agreement, if we undergo a change of control or if, at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

As a result of the foregoing, (i) we could be required to make cash payments to the Company Unit Sellers or Blocker Holder that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement, and (ii) we could be required to make a cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control due to the additional transaction costs a potential acquirer may attribute to satisfying such obligations. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

We will not be reimbursed for any payments made to the Company Unit Sellers or Blocker Holder under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

We will not be reimbursed for any cash payments previously made to the Company Unit Sellers or Blocker Holder pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Company Unit Seller or Blocker Holder will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

Risks Related to Our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

Even if a trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market and political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly or annual results of operations, additions or departures of key management personnel, the loss of key automotive lenders, changes in our earnings estimates (if provided) or failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional stockholders, and increases in market interest rates that may lead investors in our shares to demand a higher yield, and in response the market price of shares of our common stock could decrease significantly.

These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has, from time to time, experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

Sales of a substantial amount of our common stock could cause the price of our securities to fall.

Approximately 37.1% of the outstanding shares of our common stock is held by entities affiliated with us and our executive officers and directors. Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.

The exercise of registration rights may adversely affect the market price of our common stock.

In connection with the consummation of the Business Combination, Open Lending, LLC, Open Lending Corporation, Nebula, certain persons and entities holding membership units of Open Lending and certain persons and entities holding Founder Shares (collectively, the “Holders”) entered into the Investor Rights Agreement. Pursuant to the terms of the Investor Rights Agreement, we are obligated to file a registration statement to register the resale of certain of our securities held by the Holders. In addition, pursuant to the terms of the Investor Rights Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that we file a registration statement on Form S-1, or any similar long-form registration statement, or if available, on Form S-3 to register the shares of our common stock held by such Holders. The Investor Rights Agreement also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions. The Investor Rights Agreement further provides for our shares of common stock held by the Holders to be locked-up for 180 days after the closing of the Business Combination. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock.

The exercise of the public warrants and the issuance of the earnout shares would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding public warrants to purchase an aggregate approximately 9.2 million shares of our common stock will become exercisable in accordance with the terms of the warrant agreement. In addition, 23,750,000 shares of our common stock may be issued as earnout shares upon satisfaction of certain triggering events. To the extent such warrants are exercised or certain earnout shares are issued, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiary to us and such other factors as our Board of Directors may deem relevant. In addition, the terms of our existing financing arrangements restrict or limit our ability to pay cash dividends. Accordingly, we may not pay any dividends on our common stock in the foreseeable future.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing and nature of our future offerings.

Certain provisions of our certificate of incorporation and bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our common stock.

Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us without the consent of our Board of Directors. Among other things, these provisions:

•

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of our common stock;

•	prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;

•	provide that the Board of Directors is expressly authorized to make, alter or repeal our bylaws;

•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•

establish a classified Board of Directors, as a result of which our Board of Directors will be divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting.

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management or our Board of Directors. Stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to them. These anti-takeover provisions could substantially impede your ability to benefit from a change in control or change our management and Board of Directors and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

2.1	Business Combination Agreement, dated as of January 5, 2020, by and among Nebula, Blocker, Blocker Holder, ParentCo, Merger Sub LLC, Merger Sub Corp, Open Lending, and Shareholder Representative Services LLC, as the Securityholder Representative (incorporated by reference to Annex A of ParentCo’s Registration Statement on Form S-4 (Reg. No. 333-237264), filed with the SEC on May 20, 2020).

2.2	Amendment No. 1 and Waiver, dated as of March 18, 2020, to the Business Combination Agreement, by and among Nebula, Blocker, Blocker Holder, ParentCo, Merger Sub LLC, Merger Sub Corp, Open Lending, and Shareholder Representative Services LLC, as the Securityholder Representative (incorporated by reference to Exhibit 2.2 to ParentCo’s Registration Statement on Form S-4 (Reg. No. 333-237264), filed with the SEC on March 18, 2020).

2.3	Amendment No. 2 and Consent, dated as of March 26, 2020, to the Business Combination Agreement by and among Nebula, Blocker, Blocker Holder, ParentCo, Merger Sub LLC, Merger Sub Corp, Open Lending, and Shareholder Representative Services LLC, as the Securityholder Representative (incorporated by reference to Exhibit 2.3 to Nebula’s Current Report on Form 8-K filed March 27, 2020).

2.4	Amendment No. 3 and Consent, dated as of May 13, 2020, to the Business Combination Agreement by and among Nebula, Blocker, Blocker Holder, ParentCo, Merger Sub LLC, Merger Sub Corp, Open Lending, and Shareholder Representative Services LLC, as the Securityholder Representative (incorporated by reference to Exhibit 2.4 to ParentCo’s Registration Statement on Form S-4 (Reg. No. 333-237264), filed with the SEC on May 13, 2020).

3.1	Amended and Restated Certificate of Incorporation of Open Lending Corporation (incorporated by reference to Exhibit 3.1 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

3.2	Amended and Restated Bylaws of Open Lending Corporation (incorporated by reference to Exhibit 3.2 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

4.1	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed July 1, 2020).

4.2	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed July 1, 2020).

4.3	Assignment, Assumption and Amendment of Warrant Agreement dated June 10, 2020, by and among Nebula Acquisition Corporation, a Delaware corporation, Nebula Parent Corp., a Delaware Corporation, and American Stock Transfer & Trust Company, LLC, a New York limited liability trust company, as warrant agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed July 1, 2020).

10.1	Founder Support Agreement, dated as of January 5, 2020, by and among Nebula, ParentCo, Open Lending, the Sponsor, Adam H. Clammer, James H. Greene, Jr., Rufina Adams, David Kerko, Frank Kern, James C. Hale and Ronald Lamb (incorporated by reference to Exhibit 10.1 to Nebula’s Current Report on Form 8-K filed January 6, 2020).

10.2	Amendment No. 1, dated as of March 18, 2020, to the Founder Support Agreement, by and among Nebula, ParentCo, Open Lending, the Sponsor, Adam H. Clammer, James H. Greene, Jr., Rufina Adams, David Kerko, James C. Hale and Ronald Lamb (incorporated by reference to Exhibit 10.2 to Nebula’s Current Report on Form 8-K filed March 18, 2020).

10.3	Amendment No. 2, dated May 13, 2020, to the Founder Support Agreement, by and among Nebula, ParentCo, Open Lending, the Sponsor, Adam H. Clammer, James H. Greene, Jr., Rufina Adams, David Kerko, James C. Hale and Ronald Lamb (incorporated by reference to Exhibit 10.3 to Nebula’s Current Report on Form 8-K filed May 13, 2020).

10.4	Form of Investor Support Agreement (incorporated by reference to Exhibit 10.2 to Nebula’s Current Report on Form 8-K filed January 6, 2020).

10.5	Company Support Agreement, dated as of January 5, 2020, by and among Nebula, Bregal Investments, Inc., BRP Hold 11, Inc., Bee Cave Capital, LLC, Richard Watkins, Open Lending Opportunity Partners, Ryan Collins, Kurt Wilkin, Scott Gordon, Keith Jezek and Steve Letbetter (incorporated by reference to Exhibit 10.3 to Nebula’s Current Report on Form 8-K filed January 6, 2020).

10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to Nebula’s Current Report on Form 8-K filed January 6, 2020).

10.7	Tax Receivable Agreement, dated June 10, 2020, by and among Nebula Acquisition Corp., BRP Hold 11, Inc. the Blocker named herein, Nebula Parent Corp., Open Lending, LLC and the undersigned beneficiaries (incorporated by reference to Exhibit 10.7 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.8	Investor Rights Agreement, dated June 10, 2020, by and among Nebula Parent Corp., the parties listed as Investors herein, Bregal Sagemount I, L.P., solely for the purposes of Section 8.1, and Open Lending, LLC (incorporated by reference to Exhibit 10.8 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.9	Credit Agreement, dated as of March 11, 2020, among Open Lending, LLC, the guarantors party thereto, UBS AG Stamford Branch, and the lenders party thereto (incorporated by reference to Exhibit 10.9 of Nebula Acquisition Corp.’s Registration Statement on Form S-4 (Reg. No. 333-237264), filed with the SEC on May 13, 2020).

10.10	2020 Stock Option and Incentive Plan. (Incorporated by reference to Annex E of Nebula Acquisition Corp.’s Registration Statement on Form S-4 (Reg. No. 333-237264), filed with the SEC on May 20, 2020)

10.11	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.12	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1	The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language):

(i) consolidated Balance Sheets – June 30, 2020 (unaudited) and December 31, 2019.

(ii) unaudited consolidated Statement of Operations – Three and Six Months Ended June 30, 2020 and 2019.

(iii) unaudited consolidated Statement of Comprehensive Income (Loss) – Three and Six Months Ended June 30, 2020 and 2019.

(iv) unaudited consolidated Statements of Stockholder’s Deficit - Three and Six Months Ended June 30, 2020 and 2019.

(v) unaudited consolidated Statement of Cash Flows – Six Months Ended June 30, 2020 and 2019.

(vi) Notes to unaudited consolidated Financial Statements – June 30, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN LENDING CORPORATION

/s/ John Flynn
John Flynn
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ross Jessup
Ross Jessup
Chief Financial Officer
August 14, 2020	(Principal Financial and Accounting Officer)