Form 10-Q
period 2020-09-30
Open Lending Corp
filed 2020-11-13
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-39326
_________________________
OPEN LENDING CORPORATION
(Exact Name of Registrant as Specified in its Charter)
_________________________

Delaware	EIN 82-3008583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 S. MoPac Expressway Suite 450 Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (512) 892-0400
901 S. MoPac Expressway, Bldg. 1, Suite 510,
Austin, Texas 78746
(Former Name, Former Address and Former fiscal year, if Changed Since Last Report)
_________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2020, the registrant had 128,198,185 shares of common stock, $0.01 par value per share, outstanding.

Summary of the Material and Other Risks Associated with Our Business

•Our results of operations and continued growth depend on our ability to retain existing, and attract new, automotive lenders, original equipment manufacturers, their captive finance companies (“OEM Captives") and other financial institutions (collectively “lending institutions”).
•A large percentage of revenue for Open Lending is concentrated with Open Lending’s top ten automotive lenders, and the loss of one or more significant automotive lenders could have a negative impact on operating results.
•Open Lending’s results depend, to a significant extent, on the active and effective adoption of the Lenders Protection Program ("LPP") by automotive lenders.
•Open Lending has partnered with two major insurance carriers that underwrite and insure the loans generated using the LPP.
•Open Lending’ financial condition and results of operations may be adversely affected by the impact of the global outbreak of the coronavirus.
•Open Lending has experienced rapid growth, which may be difficult to sustain and which may place significant demands on its operational, administrative and financial resources.
•If Open Lending experiences negative publicity, it may lose the confidence of automotive lenders and insurance carriers who use or partner with the LPP and Open Lending’s business may suffer.
•Privacy concerns or security breaches relating to the LPP could result in economic loss, damage Open Lending’s reputation, deter users from using Open Lending products, and expose Open Lending to legal penalties and liability.
•Changes in market interest rates could have an adverse effect on Open Lending’s business.
•The loss of the services of Open Lending’s senior management could adversely affect Open Lending’s business.
•Open Lending’s projections are subject to significant risks, assumptions, estimates and uncertainties. As a result, Open Lending’s projected revenues, market share, expenses and profitability may differ materially from our expectations. Open Lending is subject to federal and state consumer protection laws.
•Open Lending’s industry is highly regulated and is undergoing regulatory transformation, which results in inherent uncertainty. Changing federal, state, and local laws, as well as changing regulatory enforcement policies and priorities, may negatively impact Open Lending’s business.
•Open Lending’s management has limited experience in operating a public company.
•We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.
•We may from time to time be subject to litigation and other claims.
•Our ability to successfully operate the business will be largely depend upon the efforts of certain of our key personnel. The loss of such key personnel could negatively impact our operations and financial results.
•Our principal stockholders and management control us and their interests may conflict with yours in the future.
•We will be required to make payments under the Tax Receivable Agreement for certain tax benefits we may claim, and the amounts of such payments could be significant.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our financial performance;
•the benefits of the Business Combination;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•expansion plans and opportunities;
•the impact of the relative strength of the overall economy, including its effect on unemployment, consumer spending and consumer demand for automotive products;
•the growth in loan volume from OEM Captives relative to that of other automotive lenders, and associated concentration of risks;
•the costs of services in absolute dollars and as a percentage of our program fee revenue;
•general and administrative expenses in absolute dollars and as a percentage of revenue;
•selling and marketing expenses in absolute dollars and as a percentage of program fee revenue;
•research and development expenses in absolute dollars;
•the impact of projected operating cash flows and available cash on hand on our business operations in the future;
•the turnover in automotive lenders, as well as varying activation rates and volatility in usage of our LPP platform by automotive lenders;
•the outcome of any known and unknown litigation and regulatory proceedings, including such legal proceeds that may be instituted in connection with the Business Combination and transactions contemplated thereby;
•the ability to maintain the listing of our common stock on NASDAQ;
•our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
•expenses associated with Open Lending’s year-over-year growth as a result of demands on its operational, marketing, compliance and accounting infrastructure;
•costs related to the Business Combination;
•payments under the Tax Receivable Agreement;
•regulatory agreements between Open Lending and state agencies regarding issues including automotive lender conduct and oversight and loan pricing;
•changes in applicable laws or regulations; and
•the effects of the COVID-19 pandemic on our business.
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

OPEN LENDING CORPORATION
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$115,153	$7,676
Restricted cash	2,613	2,222
Accounts receivable	3,392	3,767
Current contract assets	27,814	29,782
Prepaid expenses	2,975	479
Other current assets	5,168	205
Deferred transaction costs	—	1,081
Total current assets	157,115	45,212
Property and equipment, net	1,315	299
Operating lease right-of-use assets, net	5,853	—
Non-current contract assets	45,174	33,169
Deferred tax asset, net	85,269	—
Other non-current assets	181	506
Total assets	$294,907	$79,186
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$2,283	$1,337
Accrued expenses	1,409	2,006
Income tax payable	544	—
Current portion of notes payable	4,675	2,484
Other current liabilities	4,220	2,366
Total current liabilities	13,131	8,193
Long-term notes payable, net of unamortized debt issuance costs	154,139	829
Operating lease liabilities, net of current portion	5,265	—
Other long-term liabilities	88,090	—
Total liabilities	$260,625	$9,022
Commitment and contingencies
Redeemable convertible preferred Series C units, 0 and 14,278,603 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	304,943
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 10,000,000 shares authorized and 0 shares issued as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized and 126,919,572 issued and outstanding as of September 30, 2020; 110,000,000 shares authorized and 37,631,052 issued and outstanding as of December 31, 2019	1,269	376
Additional paid-in capital	476,403	7,626
Accumulated deficit	(443,390)	(242,781)
Total stockholders’ equity (deficit)	34,282	(234,779)
Total liabilities and stockholders’ equity (deficit)	$294,907	$79,186

OPEN LENDING CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Program fees	$10,087	$8,950	$31,592	$26,407
Profit share	18,544	12,310	34,482	38,089
Claims administration service fees	1,131	844	3,185	2,275
Total revenue	29,762	22,104	69,259	66,771
Cost of services	2,496	1,923	6,818	5,517
Gross profit	27,266	20,181	62,441	61,254
Operating expenses
General and administrative	5,015	3,263	23,233	9,670
Selling and marketing	2,118	1,810	5,491	5,455
Research and development	579	291	1,286	869
Operating income	19,554	14,817	32,431	45,260
Change in fair value of contingent consideration	(83,130)	—	(131,932)	—
Interest expense	(3,572)	(70)	(7,980)	(238)
Interest income	36	7	97	15
Other income	—	3	3	9
Income (loss) before income taxes	(67,112)	14,757	(107,381)	45,046
Provision (benefit) for income taxes	4,021	41	5,385	(58)
Net income (loss) and comprehensive income (loss)	$(71,133)	$14,716	$(112,766)	$45,104
Net income (loss) and comprehensive income (loss) per common share
Basic and diluted net loss per share	$(0.62)	$(1.25)	$(1.56)	$(1.78)
Weighted average basic and diluted shares of common stock outstanding	115,189,532	37,631,052	67,828,046	37,631,052

OPEN LENDING CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share and unit data)
(Unaudited)

	Redeemable Convertible Series C Preferred		Common		Series A and B Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Amount
Balance as of June 30, 2020	—	$—	—	$—	—	$—	91,849,909	$918	$(92,912)	$(372,257)	$(464,251)
Stock warrant exercise	—	—	—	—	—	—	7,882,163	79	90,566	—	90,645
Issuance of earn out shares	—	—	—	—	—	—	23,750,000	238	419,606	—	419,844
Release of lock up shares	—	—	—	—	—	—	3,437,500	34	59,143	—	59,177
Net loss	—	—	—	—	—	—	—	—	—	(71,133)	(71,133)
Balance as of September 30, 2020	—	$—	—	$—	—	$—	126,919,572	$1,269	$476,403	$(443,390)	$34,282

	Redeemable Convertible Series C Preferred		Common		Series A and B Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Amount
Balance as of June 30, 2019, as originally reported	21,906,852	$187,742	23,885,352	$6,550	29,058,266	$478	—	$—	$—	$(135,507)	$(128,479)
Retroactive application of the recapitalization	(7,628,249)	—	(23,885,352)	(6,550)	(29,058,266)	(478)	37,631,052	376	6,652	—	—
Balance as of June 30, 2019	14,278,603	187,742	—	—	—	—	37,631,052	376	6,652	(135,507)	(128,479)
Fair value adjustment of redemption option in Open Lending, LLC convertible preferred stock	—	58,601	—	—	—	—	—	—	—	(58,601)	(58,601)
Vesting of Open Lending, LLC share-based compensation plan	—	—	—	—	—	—	—	—	487	—	487
Distribution to Open Lending, LLC unitholders	—	—	—	—	—	—	—	—	—	(10,195)	(10,195)
Net income	—	—	—	—	—	—	—	—	—	14,716	14,716
Balance as of September 30, 2019	14,278,603	$246,343	—	$—	—	$—	37,631,052	$376	$7,139	$(189,587)	$(182,072)

OPEN LENDING CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share and unit data)
(Unaudited)

	Redeemable Convertible Series C Preferred		Common		Series A and B Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Amount
Balance as of December 31, 2019, as originally reported	21,906,852	$304,943	25,381,873	$7,524	29,058,266	$478	—	$—	$—	$(242,781)	$(234,779)
Retroactive application of the recapitalization	(7,628,249)	—	(25,381,873)	(7,524)	(29,058,266)	(478)	37,631,052	376	7,626	—	—
Balance as of December 31, 2019, as adjusted	14,278,603	304,943	—	—	—	—	37,631,052	376	7,626	(242,781)	(234,779)
Fair value adjustment of redemption option in Open Lending, LLC convertible preferred stock	—	(47,537)	—	—	—	—	—	—	—	47,537	47,537
Distribution to Open Lending, LLC unitholders	—	—	—	—	—	—	—	—	—	(135,380)	(135,380)
Recapitalization transaction, net of transaction costs	(14,278,603)	(257,406)	—	—	—	—	54,218,857	542	242,001	—	242,543
Deferred tax asset	—	—	—	—	—	—	—	—	1,874	—	1,874
Estimated fair value of contingent consideration at June 10, 2020	—	—	—	—	—	—	—	—	(347,089)	—	(347,089)
Vesting of Open Lending, LLC share-based compensation plan	—	—	—	—	—	—	—	—	2,676	—	2,676
Stock warrant exercise	—	—	—	—	—	—	7,882,163	79	90,566	—	90,645
Issuance of earn out shares	—	—	—	—	—	—	23,750,000	238	419,606	—	419,844
Release of lock up shares	—	—	—	—	—	—	3,437,500	34	59,143	—	59,177
Net loss	—	—	—	—	—	—	—	—	—	(112,766)	(112,766)
Balance as of September 30, 2020	—	$—	—	$—	—	$—	126,919,572	$1,269	$476,403	$(443,390)	$34,282

	Redeemable Convertible Series C Preferred		Common		Series A and B Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Amount
Balance as of December 31, 2018, as originally reported	21,906,852	$141,518	23,885,352	$5,540	29,058,266	$478	—	$—	$—	$(139,810)	$(133,792)
Retroactive application of the recapitalization	(7,628,249)	—	(23,885,352)	(5,540)	(29,058,266)	(478)	37,631,052	376	5,642	—	—
Balance as of December 31, 2018, as adjusted	14,278,603	141,518	—	—	—	—	37,631,052	376	5,642	(139,810)	(133,792)
ASC 606 Transition Adjustment	—	—	—	—	—	—	—	—	—	32,768	32,768
Fair value adjustment of redemption option in Open Lending, LLC convertible preferred stock	—	104,825	—	—	—	—	—	—	—	(104,825)	(104,825)
Vesting of Open Lending, LLC share-based compensation plan	—	—	—	—	—	—	—	—	1,497	—	1,497
Distribution to Open Lending, LLC unitholders	—	—	—	—	—	—	—	—	—	(22,824)	(22,824)
Net income	—	—	—	—	—	—	—	—	—	45,104	45,104
Balance as of September 30, 2019	14,278,603	$246,343	—	$—	—	$—	37,631,052	$376	$7,139	$(189,587)	$(182,072)

OPEN LENDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(112,766)	$45,104
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	2,676	1,497
Depreciation and amortization	1,112	78
Change in fair value of contingent consideration	131,932	—
Deferred income taxes	4,683	—
Changes in assets & liabilities:
Accounts receivable	375	(828)
Contract assets	(10,037)	(16,871)
Operating lease right-of-use assets	(523)	—
Prepaid expenses	(1,415)	(293)
Other current and non-current assets	(2,002)	(388)
Accounts payable	946	(285)
Accrued expenses	(597)	829
Income tax payable	544	—
Operating lease liabilities	(280)	—
Other liabilities	1,727	295
Net cash provided by operating activities	16,375	29,138

Cash flows from investing activities
Purchase of property and equipment	(1,097)	(66)
Net cash used in investing activities	(1,097)	(66)

Cash flows from financing activities
Repayments of notes payable	(5,443)	(1,863)
Proceeds from issuance of long-term debt, net of issuance costs	160,233	—
Distributions to Open Lending, LLC unitholders	(135,380)	(30,361)
Proceeds from stock warrant exercises	88,042	—
Recapitalization transaction, net of transaction costs	(14,862)	—
Net cash provided by (used in) financing activities	92,590	(32,224)

Net change in cash and cash equivalents and restricted cash	107,868	(3,152)
Cash and cash equivalents and restricted cash at the beginning of the period	9,898	13,136
Cash and cash equivalents and restricted cash at the end of the period	$117,766	$9,984

Supplemental disclosure of cash flow information:
Interest paid	$7,209	$238
Income tax paid (refunded), net	158	(58)
Right-of-use assets obtained in exchange for lease obligations	5,375	—
Change in fair value of Open Lending, LLC redeemable convertible preferred units	(47,537)	104,825
Conversion of preferred stock to common stock	257,406	—

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

1.    Description of Business, Background and Nature of Operations
Open Lending Corporation, headquartered in Austin, Texas, provides loan analytics, risk-based loan pricing, risk modeling, and automated decision technology for automotive lenders throughout the United States of America which allows each lending institution to book incremental non-prime automotive loans out of their existing business flow. The Company also operates as a third-party administrator that adjudicates insurance claims and refunds on those automotive loans.
Nebula Acquisition Corporation (“Nebula”), our predecessor, was originally incorporated in Delaware on October 2, 2017 as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 10, 2020 (the “Closing Date”), Nebula consummated a business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement, dated as of January 5, 2020 (as amended by that certain Amendment No. 1 and Waiver, dated as of March 18, 2020, that certain Amendment No. 2 and Consent, dated as of March 26, 2020, that certain Amendment No. 3, dated as of May 13, 2020, and that certain amendment No. 4, dated as of June 9, 2020, the “Business Combination Agreement”) by and among Nebula, Open Lending, LLC, a Texas limited liability company, BRP Hold 11, Inc., a Delaware corporation (“Blocker”), the Blocker’s sole stockholder, Nebula Parent Corp., a Delaware Corporation (“ParentCo”), NBLA Merger Sub LLC, a Texas limited liability company, NBLA Merger Sub Corp., a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company, as the Securityholder Representative.
Immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Agreement (the “Transactions”, and such completion, the “Closing”), Open Lending, LLC became a wholly-owned subsidiary of ParentCo, and, ParentCo changed its name to Open Lending Corporation. The Company is now listed on NASDAQ under the symbol “LPRO”.
Unless the context otherwise requires, “we,” “us,” “our,” “Open Lending,” and the “Company” refers to Open Lending Corporation, the combined company and its subsidiaries following the Business Combination. “Open Lending, LLC” and “Nebula” refers to Open Lending, LLC and Nebula Acquisition Corporation prior to the Closing Date. Refer to Note 3 for further discussion on the Business Combination.
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
a)Unaudited interim financial statements
The accompanying consolidated balance sheet as of September 30, 2020, consolidated statements of operations and comprehensive income (loss) and consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019, respectively and consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, respectively, are unaudited.
These financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. However, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of September 30, 2020, and its results of operations, including its comprehensive income (loss), stockholders’ equity (deficit) for three and nine months ended September 30, 2020 and 2019, respectively, and its cash flows for the nine months ended September 30, 2020 and 2019, respectively. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2020. These unaudited interim consolidated financial statements should be read in

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
conjunction with the consolidated financial statements and related notes included in the Company’s definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2020.
Certain prior year amounts, such as deferred transaction costs, have been reclassified to conform to the September 30, 2020 balance sheet presentation.
b)Basis of presentation
The Business Combination is accounted for as a reverse recapitalization as Open Lending, LLC was determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). The determination is primarily based on the evaluation of the following facts and circumstances:
•the pre-combination unitholders of Open Lending, LLC hold the majority of voting rights in the Company;
•the pre-combination unitholders of Open Lending, LLC have the right to appoint the majority of the directors of the Company;
•senior management of Open Lending, LLC became the senior management of the Company; and
•operations of Open Lending, LLC comprise the ongoing operations of the Company.
In connection with the Business Combination, all outstanding units of Open Lending, LLC were converted into common stock of the Company, par value $0.01 per share, representing a recapitalization, and the net assets of Nebula were acquired at historical cost, with no goodwill or intangible assets recorded. Open Lending, LLC was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing (for the year ended December 31, 2019 and the quarter ended March 31, 2020 and 2019) are those of Open Lending, LLC. The shares and corresponding capital amounts and net income (loss) per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. The number of Series C preferred units in mezzanine equity was also retroactively restated in shares reflecting the exchange ratio, and the carrying amount of the Series C Preferred Units is based on the fair value of its redemption amount on each reporting date. All Series C Preferred Units were converted to the Company’s common stock on the closing date of the Business Combination.
c)Principles of consolidation
The accompanying financial statements include the accounts of the Company and all its subsidiaries that are directly or indirectly owned or controlled by the Company. Intercompany transactions and balances have been eliminated upon consolidation.
d)Coronavirus outbreak
The outbreak of the novel coronavirus (“COVID-19”) that was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on our operating results, financial condition and cash flows. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and continued spread of the disease, the impact on our revenues which are generated with automobile lenders and insurance company partners and driven by consumer demand for automobiles and automotive loans, extended closures of businesses, rising unemployment and the overall impact on our customer behavior, all of which are uncertain and cannot be predicted. We are diligently working to ensure that we can continue to operate with minimal disruption, mitigate the impact of the pandemic on our employees’ health and safety, and address potential business interruptions on ourselves and our customers. We believe that the COVID-19 pandemic, the mitigation efforts and the resulting economic impact have had, and may continue to have, an overall adverse effect on our business, results of operations and financial condition. Although we have experienced increased demand for our service offerings, we could have a reduction or a slowdown of growth in loan applications and certified loans and potential increased defaults in future periods, which will impact our revenues and subsequent recovery as the automotive finance industry and overall economy recover. We continue to

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
closely monitor the current macro environment, particularly the impact of the recent COVID-19 pandemic on monetary and fiscal policies.
e)Emerging growth company
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
The Company will remain an emerging growth company until the earliest of (i) the Company is deemed to be a large accelerated filer, which occurs, among other things, on the last day of the fiscal year in which the market value of the shares of its common stock that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of its common stock in its initial public offering.
f)Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, restricted cash and accounts receivable to the extent of the amounts recorded on the balance sheets.

Cash and cash equivalents are deposited in commercial analysis and savings accounts at two financial institutions, both with high credit standing. Restricted cash relates to funds held by the Company on behalf of the insurance carriers, delegated for the use of insurance claim payments. Restricted cash are deposited in commercial analysis accounts at one financial institution. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits of $250,000 per institution. The Company has not experienced any losses on its deposits of cash and cash equivalents and management believes the Company is not exposed to significant risks on such accounts.

The Company’s accounts receivables are derived from revenue earned from customers. The Company performs credit evaluations of its customers’ financial condition. As of September 30, 2020 and December 31, 2019, there was no allowance for doubtful accounts. At September 30, 2020, the Company had no customers accounting for 10% or more of the Company’s accounts receivable. At December 31, 2019, the Company had one customer that represented 22% of the Company’s accounts receivable.
g)Use of estimates and judgements
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and those differences may be material. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to estimates are recognized prospectively.
The most significant items subject to such estimates and assumptions include, but are not limited to, the recognition of the valuations of share-based compensation arrangements, valuation of contingent consideration, valuation of interest rate swaps, the useful lives of property and equipment, assessing the realizability of deferred tax assets, credit losses, profit share revenue recognition, and assumptions used in the recognition of contract asset. These estimates, although based on actual historical trend and modeling, may potentially show significant variances over time.
In connection with profit share revenue recognition and the estimation of contract asset under Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), we use forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults,

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
prepayments and default severity rates. These assumptions are based on our observations of the historical behavior for loans with similar risk characteristics. The assumptions also take consideration of the forecast adjustments under various macroeconomic conditions, including the potential impact from the COVID-19 pandemic, and the current mix of the underlying portfolio of our insurance partners. As the Company closely monitors the development of the pandemic and its ongoing impact on Open Lending's business, management has accordingly adjusted these assumptions during the first nine months of 2020 as a result of changes in facts and circumstances and general market conditions derived from the COVID-19 pandemic.
h)Income taxes
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
i)Recently adopted accounting pronouncements
On January 1, 2020, we adopted ASU 2016-2, Leases (“Topic 842”) using the alternative modified retrospective transition method and elected practical expedients which allowed us to account for the lease and non-lease components as a single component. In addition, we elected not to reassess whether any expired or existing contracts contain leases, the corresponding lease classification and initial direct costs. The practical expedients were applied across our lease portfolios.
We recognized operating lease right-of-use (“ROU”) asset and operating lease liabilities for operating leases with initial terms greater than 12 months. ROU assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. Refer to Note 4 Leases for the impact of Topic 842 on our consolidated financial statements.
j)Recently issued accounting pronouncements not yet adopted
In December 2019, the FASB released ASU 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company does not expect adoption of the new standard to have a material impact on its consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. This ASU will be effective for the Company commencing after December 15, 2022. The Company is in the process of assessing the impact of this ASU on our consolidated financial statements and disclosures.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.
3.    Business Combination
On June 10, 2020, Nebula consummated a business combination with Open Lending, LLC pursuant to the Business Combination Agreement. Pursuant to ASC 805, for financial accounting and reporting purposes, Open Lending, LLC was deemed the accounting acquirer and Nebula was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of Open Lending, LLC issuing equity for the net assets of Nebula, accompanied by a recapitalization. Under this method of accounting, the consolidated financial statements of Open Lending, LLC are the historical financial statements of Open Lending Corporation. The net assets of Nebula were stated at historical costs, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP, and are consolidated with Open Lending, LLC’s financial statements on the Closing Date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement.
As a result of the Business Combination, Open Lending, LLC’s unitholders received aggregate consideration of approximately $1.0 billion, which consists of (i) $328.8 million in cash at the closing of the Business Combination, net of transaction expenses, (ii) $135.0 million in cash distribution from debt issued in March 2020, and (iii) 51,909,655 shares of common stock valued at $10.00 per share, totaling $519.1 million. In addition, Open Lending, LLC’s unitholders are entitled to receive additional contingent consideration of up to an aggregate of 22,500,000 shares if the price of the Company’s common stock trading on the NASDAQ meets certain thresholds following the Business Combination. All contingent consideration shares were issued or released during the three months ended September 30, 2020. See Note 7 Contingent Consideration for additional information.
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $55.5 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. In addition, the Company incurred $9.1 million in transaction bonuses paid to key employees and directors and $2.2 million in non-cash share-based compensation expense due to the accelerated vesting of Open Lending, LLC’s legacy share-based compensation plan. The transaction bonuses and share-based compensation are included in general and administrative expense on our consolidated statement of operations and comprehensive income (loss) for nine months ended September 30, 2020. See Note 9 Share-Based Compensation for additional information.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

4. Leases

The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluates whether the lease is an operating lease or a finance lease at the commencement date. The Company recognizes ROU assets and lease liabilities for operating and finance leases with initial terms greater than 12 months. ROU assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. The ROU assets for operating and finance leases and liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. Since the interest rate implicit in the Company's leases is not readily determinable, we use our incremental borrowing rate, which is estimated as the interest rate paid to borrow on a collateralized basis over a similar term, to determine the present value of our lease payments.

Operating lease ROU assets are recognized net of any lease prepayments and incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

Open Lending executed a noncancellable operating lease agreement with G&I VII Barton Skyway, LP, a Delaware limited partnership (“Landlord”) to lease its current office space located at 1501 South MoPac Expressway, Suite 450, Austin, Texas 78746 for a period of 100 months starting on October 1, 2020. The Company moved into the new office space on September 1, 2020, which is considered as the lease commencement date under ASC 842. The Company does not have a lease payment due until four months after the stated commencement date per the agreement. The lease provides us with an extension option for a period of 60 months beyond the end of the initial term, subject to specific conditions outlined in the agreement. Prior to its move-in to the new office, the Company had an operating lease agreement for its office space at 901 S. MoPac Expressway, Bldg. 1, Suite 510, Austin, Texas 78746, which ended on September 30, 2020.

The Company recorded $0.2 million and $0.6 million of operating lease expense for the three and nine months ended September 30, 2020 and $0.2 million and $0.5 million of operating lease expense during the three and nine months ended September 30, 2019.

Additional information related to the operating leases follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in thousands)
Cash paid for operating leases included in operating cash flows	$628	$803
Operating lease ROU assets obtained in exchange for new lease liabilities	5,375	5,375
Total	$6,003	$6,178

Weighted-average remaining lease term – operating lease (in years)	8.42	8.42
Weighted-average discount rate – operating lease	7.72%	7.72%

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The balance of our operating lease ROU assets and liabilities as of September 30, 2020 is summarized below. The current and non-current lease liabilities are reflected in other current liabilities and operating lease liabilities, net of current portion, respectively, on our     consolidated balance sheets:

At September 30, 2020
(in thousands)
Operating lease right-of-use asset	$5,898
Accumulated amortization	$(45)
Net operating lease right-of-use assets	$5,853

Lease liability, current	$144
Lease liability, non-current	$5,265
Total operating lease liability	$5,409

The maturities of lease liabilities are as follows:

At September 30, 2020
(in thousands)
2020 (Remainder)	$—
2021	774
2022	869
2023	894
2024	920
Thereafter	4,018

Total undiscounted liabilities	7,475
Less: Interest	2,066
Present value of lease liabilities	$5,409

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
5.    Notes Payable
The Company is the borrower under that certain Credit Agreement, dated as of March 11, 2020, among Open Lending, LLC, UBS AG, Stamford Branch, as administrative agent, the lenders from time to time party thereto and the other parties thereto, as amended, the Credit Agreement (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders thereto funded a term loan (“Term Loan”) in a principal amount of $170.0 million, which was used primarily to fund a non-liquidation distribution to its unitholders and provide cash reserves. The current maturity date for the Credit Agreement is March 2027. The term loan bears interest at a rate of LIBOR plus 6.50% (subject to a LIBOR floor of 1%) or the base rate plus 5.50%. For the three months ended September 30, 2020, the effective interest rate was 7.50%. The Credit Agreement contains a maximum total net leverage ratio financial covenant that is tested quarterly and is calculated based on the ratio of the Company’s Adjusted EBITDA (as defined in the Credit Agreement) to funded indebtedness. The maximum total net leverage ratio begins at 4.75 to 1.0 and then gradually decreases from year-to-year down to 2.5 to 1.0 on or after June 30, 2026.
The Company’s outstanding Notes Payable consists of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Notes payable	$—	$3,334
Term loan due 2027	167,875	—
Less: debt issuance costs	(9,061)	(21)
Less: current portion of notes payable	(4,675)	(2,484)
Long-term notes payable, net of debt issuance costs	$154,139	$829
As of September 30, 2020, the Company was in compliance with the debt covenants contained in the Credit Agreement.
6.    Stockholders’ Equity (Deficit)
On June 11, 2020, Open Lending Corporation’s common stock began trading on the NASDAQ under the symbol “LPRO”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available for issuance the following shares and classes of capital stock, each with a par value of $0.01 per share: (i) 550,000,000 shares of common stock; (ii) 10,000,000 shares of preferred stock. Immediately following the Business Combination, there were 91,849,909 shares of common stock with a par value of $0.01, and 9,166,659 warrants outstanding. As discussed in Note 3 Business Combination, the Company has retroactively adjusted the shares issued and outstanding prior to June 10, 2020 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of common stock into which they were converted.
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
Common stock
In conjunction with the Business Combination, Nebula obtained commitments from certain investors (collectively, the “PIPE Investors”) to purchase shares of Nebula Class A common stock, which were converted into 20,000,000 Private Investment in Public Entity (“PIPE”) shares for a purchase price of $10.00 per share. Of the 20,000,000 PIPE shares, 11,500,000 shares are held by other institutional investors and 8,500,000 shares are held by Nebula Holdings, LLC and its affiliates. On the Closing Date, the Company had 91,849,909 shares of common stock outstanding, which excluded 3,437,500 shares issued and outstanding that were subject to certain lock-up and forfeiture arrangements pursuant to the Founder Support Agreement, dated as of January 5, 2020 (as amended by that certain Amendment No.1, dated March 18, 2020, and that certain Amendment No.2, dated May 13, 2020), by and among Nebula, ParentCo, Open Lending, LLC, Nebula Holdings, LLC, Adam H. Clammer, James H. Greene, Jr ., Rufina Adams, David Kerko, Frank Kern, James C. Hale and Ronald Lamb.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
During the three months ended September 30, 2020, the Company issued a total of 31,632,163 shares of common stock related to contingent consideration and exercised warrants, and released 3,437,500 shares of common stock from lock-up restrictions as further detailed below. The following summarizes the Company’s common stock outstanding on the Closing Date of the Business Combination as compared to September 30, 2020:

	At the Closing Date		At September 30, 2020
	Shares	%	Shares	%
Open Lending, LLC unitholders	51,909,655	56%	74,409,655	59%
Public stockholders	16,502,754	18%	24,384,917	19%
Nebula Holdings, LLC and its affiliates	11,937,500	13%	16,625,000	13%
PIPE Investors	11,500,000	13%	11,500,000	9%
Total	91,849,909	100%	126,919,572	100%
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
Public Warrants
Upon the Closing, there were 9,166,659 outstanding public warrants to purchase shares of the Company’s common stock that were issued by Nebula with other consideration prior to the Business Combination. The warrants were set to expire on June 10, 2025, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Each whole warrant entitled the holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The warrants were exercisable 30 days after the completion of the Business Combination. Once the public warrants became exercisable, the Company had the right to redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant (the "Redemption Price") upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock matched or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the warrant holders ("Redemption Right").

On September 11, 2020, the Company provided notice of redemption that all public warrants may be exercised by the holders thereof until 5:00 p.m. New York City time on October 13, 2020 (the "Redemption Date"). Any public warrants that remained unexercised following 5:00 p.m. New York City time on October 13, 2020 would no longer be exercisable and would be redeemed by the Company at the Redemption Price.

In the three months ended September 30, 2020, 7,882,163 public warrants were exercised from which the Company received $88.0 million in cash proceeds and recorded $2.6 million in other current assets related to funds received in October 2020. Subsequent to September 30, 2020 and prior to the Redemption Date, an additional 1,278,613 public warrants were exercised, from which the Company received an additional $14.7 million in cash proceeds. See Note 15 Subsequent Events for additional information.

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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
7.    Contingent Consideration
As part of the Business Combination, Open Lending, LLC unitholders and certain Nebula equity holders were entitled to additional consideration in form of shares of the Company’s common stock to be issued when the Company’s common stock price achieved certain market share price milestones within specified periods following the Closing. In addition, the Nebula sponsors were restricted to transfer a portion of their founder shares unless market share price targets were achieved within the specified period.
Pursuant to the guidance under ASC 815, Derivatives and Hedging, the contingent consideration was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period is recognized as expense or income accordingly. The fair value of the contingent consideration on the Closing Date and on June 30, 2020 were estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility. The fair value of the contingent consideration on each vesting date (i.e. the date when each respective share price performance milestone was achieved) was based on the closing share price of the Company's publicly traded stock on the vesting date.

Founders Shares Subject to Transfer Restrictions
Immediately following the consummation of the Business Combination, 3,437,500 shares of common stock issued and outstanding held by Nebula Holdings, LLC and its affiliates were subject to transfer restrictions (the “Lock-up Shares”). The holder of the Lock-up Shares could not sell, transfer or otherwise dispose of their respective shares until the respective lock-up provisions were achieved as described further below. The Lock-up Shares had full ownership rights including the right to vote and receive dividends and other distribution thereon. The Lock-up Shares would be released from the transfer restrictions upon achieving certain market share price milestones as follows:
1)The 3,437,500 shares would be released from the lock-up restriction and no longer subject to forfeiture if the daily volume weighted average price (“VWAP”) of the Company’s common stock was greater than or equal to $12.00 for one-half of the Lock-up Shares and $14.00 per share for one-half of the Lock-up Shares, respectively, for 20 trading days over a 30-trading day period at any time within seven years after the Closing.
2)The Lock-up shares would be released from the lock-up restrictions on the date the Company underwent a change of control as defined in the Business Combination Agreement.

Contingently Issuable Shares
Pursuant to the Business Combination Agreement, Open Lending, LLC’s unitholders would be able to receive up to 22,500,000 shares of common stock (the “Contingency Consideration”) contingent upon achieving certain market share price milestones within a period of 42 months post Business Combination. The Company would issue 7,500,000 shares of common stock when each of the following conditions was met, respectively:
1)the VWAP was greater than or equal to $12.00 over any 20 trading days within any 30-trading day period prior to or as of the 24th month of the Closing;
2)the VWAP was greater than or equal to $14.00 over any 20 trading days within any 30-trading day period prior to or as of the 30th month of the Closing; and
3)the VWAP was greater than or equal to $16.00 over any 20 trading days within any 30-trading day period prior to or as of the 42nd month of the Closing;
In connection with the Business Combination, certain Nebula’s equity holders would be able receive up to 1,250,000 earn-out shares of common stock (the “Earn-out Consideration”) contingent upon achieving certain market share price milestones within a period of 30 months post Business Combination. The Company would issue 625,000 shares of common stock when each of the following conditions is met, respectively:
1)the VWAP was greater than or equal to $12.00 over any 20 trading days within any 30-trading day period prior to or as of the 24th month of the Closing; and
2)the VWAP was greater than or equal to $14.00 over any 20 trading days within any 30-trading day period prior to or as of the 30th month of the Closing;

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
The Contingency Consideration and the Earn-out Consideration shares would vest immediately in the event of a change of control as defined in the Business Combination Agreement.

Settlement of Contingent Consideration
On July 10, 2020, the daily VWAP of the Company’s common stock had been greater than $12.00 per share for 20 trading days within a 30-trading day period, which triggered the vesting of 7,500,000 Contingency Consideration shares and 625,000 Earn-out Consideration shares. On July 15, 2020, the daily VWAP of the Company’s common stock had been greater than $14.00 per share for 20 trading days within a 30-trading day period, which triggered the vesting of an additional 7,500,000 Contingency Consideration shares and 625,000 Earn-out Consideration shares. On August 11, 2020, the daily VWAP of the Company’s common stock had been greater than $16.00 per share for 20 trading days within a 30-trading day period, which triggered the vesting of an additional 7,500,000 Contingency Consideration shares.
In addition, upon achievement of the daily VWAP milestones of both $12.00 per share and $14.00 per share discussed above, 3,437,500 Lock-up Shares were released from the lock-up restrictions and the holders of these shares were no longer restricted from selling and/or transferring the shares.
In the three months ended September 30, 2020, 27,187,500 shares of common stock were issued or released. Immediately prior to each vesting, the carrying amount of the contingent consideration liability on the balance sheet was marked to market, and the change of fair value was recorded in the statements of operations and comprehensive income (loss). Upon vesting, the contingent consideration liability was reclassified to equity, the vested shares were issued and recorded as common stock at a par value of $0.01 per share, and the incremental fair value amount was recorded as additional paid-in capital.
A reconciliation of changes in the liability related to contingent consideration during the three and nine months ended September 30, 2020 follows:

(in thousands)
Estimated fair value of contingent consideration at June 10, 2020	$347,089
Change in fair value in the second quarter of 2020	48,802
Estimated fair value of contingent consideration at June 30, 2020	395,891
Change in fair value in the third quarter of 2020	83,130
Reclassification of contingent consideration shares to equity	(479,021)
Estimated fair value of contingent consideration at September 30, 2020	$—
Upon inception, the initial estimated fair value of contingent consideration on June 10, 2020 of $347.1 million was recorded as a long-term liability in our consolidated balance sheet. The increase in contingent consideration fair value of $83.1 million and $131.9 million during the three and nine months ended September 30, 2020, respectively, was recorded as a change in fair value of contingent consideration in the statements of operations and comprehensive income (loss). With the vesting of the contingent consideration shares during the three months ended September 30, 2020, the contingent consideration liability was reclassified to equity, and accordingly $0.3 million was recorded to common stock and $478.7 million was recorded to additional paid-in capital.
8.    Revenue
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
1)Revenue from contracts with lending institutions

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Program fees are derived from contracts with automotive lenders. Through our LPP, we enable automotive lenders to make loans that are insured against certain credit losses from defaults. The Company generates program fee revenue from our proprietary, cloud-based software platform that enables automotive lenders, OEM captive finance companies and other financial institutions to approve loans to traditionally underserved non-prime or near-prime borrowers.
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
2)Revenue from customer with insurance carriers
We have producer agreements with two insurance carriers, AmTrust Financial Services, Inc. (“AmTrust”) and CNA Financial Corporation (“CNA”), from which we earn profit-share revenue and claims administration service fees.
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
Contract Balances
The Company has no contract liabilities. Contract asset balances for the periods indicated below are as follows:

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

	Contract Asset
	Profit Share	TPA Fee	Program Fee	Total
	(in thousands)
Ending balance as of December 31, 2019	$57,367	$575	$5,009	$62,951
Increase of contract asset due to new business generation	43,621	3,185	31,592	78,398
Adjustment of contract asset due to estimation of revenue from performance obligations satisfied in previous periods	(9,139)	—	—	(9,139)
Receivables transferred from contract assets upon billing the lending institutions	—	—	(31,160)	(31,160)
Payments received from insurance carriers	(25,012)	(3,050)	—	(28,062)
Ending balance as of September 30, 2020	$66,837	$710	$5,441	$72,988
During the first six months of 2020, the Company recorded a $13.0 million reduction in its contract asset estimate due to lowered expectations on anticipated profit share revenue from loans certified in previous periods, primarily as a result of changes in facts and circumstances arising from the COVID-19 pandemic. Subsequently, during the three months ended September 30, 2020, the Company experienced improved business performance, and accordingly the expected future loan default rate, default severity and prepayment rate were adjusted to reflect management's best estimates based on the Company's better-than-anticipated performance, which yielded a $3.8 million increase in the Company's contract asset estimate. The net impact was a $9.1 million reduction in the Company's contract asset estimate as of September 30, 2020.
9.    Share-Based Compensation
Class B Common Unit Incentive Plan
Prior to the Business Combination, commencing in 2013, the Board of Managers of Open Lending, LLC approved the Class B Unit Incentive Plan (the “Class B Plan”), which was a form of long-term compensation that provided for the issuance of ownership shares to Service Providers for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of Open Lending, LLC. As a result of the Business Combination, the Board of Managers approved an acceleration of the awards granted in connection with the Class B Plan, to allow accelerated vesting of the units at the consummation of the Business Combination. On the date of the Closing, the accelerated vesting for 14,129,158 awards resulted in $2.2 million of non-cash share-based compensation expense recorded to general and administrative expense in the nine months ended September 30, 2020.
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
There were no grants issued under the 2020 Plan during the three and nine months ended September 30, 2020.
10.    Net Income (Loss) per Share
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except shares and per share data)
Basic net income (loss) per share:
Numerator
Net income (loss)	$(71,133)	$14,716	$(112,766)	$45,104
Preferred distribution to redeemable convertible preferred units	—	(3,252)	(40,689)	(7,435)
Non-cash adjustment to redemption amount of the redeemable convertible preferred units	—	(58,601)	47,537	(104,825)
Net loss attributable to common unitholders	(71,133)	(47,137)	(105,918)	(67,156)
Denominator
Basic weighted-average common shares	115,189,532	37,631,052	67,828,046	37,631,052
Basic net loss per share attributable to common stockholders	$(0.62)	$(1.25)	$(1.56)	$(1.78)

The following weighted average shares of the potentially dilutive outstanding securities for the three and nine months ended September 30, 2020 and 2019 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, the diluted net income (loss) per share for the three and nine months ended September 30, 2020 and 2019 are the same as the basic net income (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Redeemable public warrants	2,230,897	—	890,291	—
Contingency consideration	5,803,329	—	4,032,276	—
Retroactively restated redeemable convertible Series C preferred units	—	14,278,603	8,389,982	14,278,603
Total	8,034,226	14,278,603	13,312,549	14,278,603
The Company’s pre-merger LLC membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit by using the two-class method for the periods ended in 2019 and determined that it resulted in values that would not be comparable to the same periods in 2020 and therefore not meaningful to the users of these consolidated financial statements. As a result, the Open Lending, LLC’s net income (loss) per share information has not been presented for any period.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
11.    Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments on September 30, 2020 and December 31, 2019. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

	Quarter Ended September 30, 2020		Year Ended December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$115,153	$115,153	$7,676	$7,676
Restricted cash	2,613	2,613	2,222	2,222
Accounts receivable	3,392	3,392	3,767	3,767
Interest Rate Swaps (Other non-current assets)	—	—	9	9
Total	$121,158	$121,158	$13,674	$13,674
Financial liabilities
Notes payable	$158,814	$158,814	$3,313	$3,313
Accounts payable	2,283	2,283	1,337	1,337
Accrued expenses	1,409	1,409	2,006	2,006
Income tax payable	544	544	—	—
Total	$163,050	$163,050	$6,656	$6,656
The fair value of the financial instruments shown in the table above as of September 30, 2020 and December 31, 2019 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between the market participants at that date. Those fair value measurements maximize the use of observable and unobservable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
•Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and income tax payable.The carrying amounts approximate fair value because of the short maturity of these instruments.
•Restricted cash: Restricted cash relates to deposits held on behalf of insurance partners to settle insurance claims. The carrying amount of restricted cash approximates fair value because of the short maturity of this instrument.
•Interest rate swaps: The fair value is calculated as the present value of the estimated future cash flows. Estimates of future floating-rate cash flows are based on quoted swap rates, futures prices and interbank borrowing rates. Estimated cash flows are discounted using a yield curve constructed using a yield curve constructed from similar sources and which reflects the relevant benchmark interbank rate used by market participants for this purpose when pricing interest rate swaps. The fair value estimate is subject to a credit risk adjustment that reflects the credit risk of the Company and of the counterparty; this is calculated based on credit spreads derived from current credit default swap or bond prices. The Company’s interest rate swap was settled in March of 2020.
•Notes payable: the carrying amount of the Company’s debt approximates its fair value due to its variable interest rate that is tied to the current LIBOR rate plus an applicable spread and consistency in our credit ratings.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value Hierarchy
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (including items that are required to be measured at fair value) at September 30, 2020 and December 31, 2019.

		Fair value measurements at reporting date using
	September 30, 2020	Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Notes payable	$158,814	$—	$158,814	$—
Total	$158,814	$—	$158,814	$—

		Fair value measurements at reporting date using
	December 31, 2019	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swaps	$9	$—	$9	$—
Total	$9	$—	$9	$—
Liabilities:
Notes payable	$3,313	$—	$3,313	$—
Total	$3,313	$—	$3,313	$—
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended September 30, 2020 and December 31, 2019.
The Company does not have any long-lived asset which is being measured at fair value on a recurring basis.
12.    Income Taxes
During the three and nine months ended September 30, 2020, the Company recognized income tax expense of $4.0 million and $5.4 million, resulting in effective tax rates of (6.0)% and (5.0)%, respectively. During the three and nine months ended September 30, 2019, the Company recognized income tax expense of $40,745 and an income tax benefit of $58,320, resulting in effective tax rates of 0.3% and (0.1)%, respectively. The Company’s income tax expense for the three and nine months ended September 30, 2020 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the impact of the change in fair value of the carrying amount of the contingent consideration being recorded in the Company’s statements of operations and comprehensive income (loss). The Company’s income tax expense for the three and nine months ended September 30, 2019 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the flow-thru entity structure prior to the Business Combination.
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
As of September 30, 2020, the Company has assessed whether it is more likely than not that our deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of September 30, 2020.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions intended to provide relief to taxpayers, most substantial of which relate to temporary net operating loss (“NOL”) carryback periods, temporary reductions in the limitation of business interest expense deductions, employee retention tax credits, and payroll tax relief, among other changes. As of September 30, 2020, the Company does not anticipate a material impact related to the CARES Act provisions on its current year provision or the Company's consolidated financial statements.
Management of the Company has evaluated the aggregate exposure for uncertain tax positions for all open tax years and concluded that the Company and its predecessor have no material uncertain tax positions as of September 30, 2020 or for any open tax years. Tax penalties and interest, if any, would be reflected in the consolidated statements of operations and comprehensive income (loss) in other expenses. The Company has not recorded any penalties or interest related to uncertain tax positions as of September 30, 2020 or for any open tax years.
13.    Related Party Transactions
On March 25, 2020, Ross Jessup, our COO, CFO and Secretary, borrowed $6,000,000 from Open Lending, LLC in accordance with the promissory note in place and the loan was paid in full by Mr. Jessup on March 30, 2020, with proceeds received as result of the non-liquidating distribution paid by Open Lending, LLC to its members.
14.    Tax Receivable Agreement
In connection with the Business Combination, the Company entered into the Tax Receivable Agreement. The Tax Receivable Agreement generally provides for the payment by the Company to the Open Lending LLC unitholders and Blocker’s sole shareholder (the “TRA holders”), as applicable, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or are deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Blocker and/or Open Lending, LLC that existed prior to the Business Combination and were attributable to the Blocker; (ii) certain increases in the tax basis of Open Lending, LLC’s assets resulting from the Transactions; (iii) imputed interest deemed to be paid by the Company as a result of payments the Company makes under the Tax Receivable Agreement; and (iv) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings.
The liability for the Tax Receivable Agreement was $88.1 million as of September 30, 2020, which is classified as other long-term liabilities on our consolidated balance sheet. The deferred tax asset for Tax Receivable Agreement was $101.6 million, which was recognized due to the increase in tax basis and certain tax benefits attributable to imputed interest. The Company expects to benefit from the remaining 15% of cash savings, if any, realized.
15.    Subsequent Events
As of October 13, 2020, 9,160,776 public warrants were exercised by the warrant holders, generating a total of $105.3 million in cash proceeds, of which $17.3 million was received in October 2020. The remaining 5,883 unexercised public warrants on October 13, 2020 were redeemed by the Company for $0.01 per public warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Open Lending Corporation’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 set forth in the Registration Statement on Form S-4 filed on May 20, 2020 (Reg. No. 333-237264). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to mean the business and operations of Open Lending Corporation, and its consolidated subsidiaries.
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks and OEM Captives. Our clients, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing Open Lending’s risk-based pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since Open Lending’s inception in 2000, we have facilitated over $8.0 billion in automotive loans, accumulating over 20 years of proprietary data and developing over two million unique risk profiles. We currently cater to approximately 340 active automotive lenders.
We specialize in risk-based pricing and modeling and provide automated decision-technology for automotive lenders throughout the United States. We believe that Open Lending addresses the financing needs of near-prime and non-prime borrowers, or borrowers with a credit bureau score between 560 and 699, who are underserved in the automotive finance industry. Traditional lenders focus on prime borrowers, where an efficient market has developed with interest rate competition that benefits borrowers. Independent finance companies focus on sub-prime borrowers. Borrowers that utilize the near-prime and non-prime automotive lending market have fewer lenders focused on loans with longer terms or higher advance rates. As a result, many near-prime and non-prime borrowers turn to sub-prime lenders, resulting in higher interest rate loan offerings than such borrower's credit profile often merits or warrants. Open Lending seeks to make this market more competitive, resulting in more attractive loan terms.
Our flagship product, Lenders Protection Program, enables automotive lenders to make loans that are largely insured against losses from defaults. We have been developing and advancing the proprietary underwriting models used by LPP for approximately 20 years. LPP provides significant benefits to our growing ecosystem of automotive lenders, automobile dealers and insurers.
A key element of LPP is the ability to facilitate risk-based interest rates that are appropriate for each loan and lender and electronically submitted to our automotive lenders within approximately five seconds after we receive a loan application. Our interest rate pricing is customized to each automotive lender, reflecting the cost of capital, loan servicing costs, loan acquisition costs, expected recovery rates and target return on assets of each automotive lender. Using Open Lending’s risk models, we project monthly loan performance results, including expected losses and prepayments for automotive lenders that use LPP. The product of this process is a risk-based interest rate, inclusive of elements to recover all projected costs, program fees and insurance premiums, given the risk of the loan, to return a targeted return on asset goal.
We believe that our market opportunity is significant. The near-prime and non-prime automotive loan market is $250 billion annually, resulting in an approximate $14.6 billion annual revenue opportunity. Open Lending is currently serving less than 1% of this market, providing a significant growth opportunity.
Executive Overview
Open Lending believes that it facilitates certified loans and significant total revenue and as a result operating margins and Adjusted EBITDA as a result of executing on Open Lending’s strategy of increasing penetration of the near-prime and non-prime automotive loan market, diversifying its customer base and refining its data analysis capabilities.
Open Lending facilitated 20,696 and 67,404 certified loans during the three and nine months ended September 30, 2020, respectively, as compared to 19,087 and 55,875 certified loans during the three and nine months ended September 30, 2019, respectively.

Total revenue was $29.8 million and $69.3 million for the three and nine months ended September 30, 2020, respectively, as compared to $22.1 million and $66.8 million during the three and nine months ended September 30, 2019, respectively.
Operating income was $19.6 million and $32.4 million for the three and nine months ended September 30, 2020, respectively, as compared to $14.8 million and $45.3 million in the three and nine months ended September 30, 2019, respectively.
Net loss was $(71.1) million and $(112.8) million for the three and nine months ended September 30, 2020, respectively, as compared to net income of $14.7 million and $45.1 million the three and nine months ended September 30, 2019, respectively.
Adjusted EBITDA was $19.8 million and $44.7 million for the three and nine months ended September 30, 2020, respectively, as compared to $15.3 million and $46.9 million during the three and nine months ended September 30, 2019, respectively. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures”.
Highlights
The table below summarizes the total dollar value of insured loans facilitated and the number of contracts signed with automotive lenders for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except number of contracts)
Value of Insured Loans facilitated(1)	$463,377	$424,806	$1,500,422	$1,246,260
Number of contracts signed with automotive lenders	11	21	39	53
(1)Value of insured loans are calculated as the total original loan amount with active institutions as of the end of each reporting period.
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

Recent Developments

Appointment and Departure of Officers and Directors
On August 28, 2020, the Board of Directors (the "Board") appointed Ross M. Jessup as President of the Company, effective immediately. Mr. Jessup will also continue to serve as the Company’s Chief Operating Officer. John J. Flynn will remain as Chairman of the Board and Chief Executive Officer of the Company. Also, on August 28, 2020, the Board appointed Charles D. Jehl as Executive Vice President, Chief Financial Officer and Treasurer of the Company, effective immediately.
On August 20, 2020, Ryan J. Collins resigned his positions as Chief Technology Officer and Chief Information Officer of the Company. On August 28,2020, the Board appointed Sarah Lackey as Chief Technology Officer of the Company, effective immediately.
On August 28, 2020, the Board elected Eric A. Feldstein to serve as a Director of the Company effective immediately. Mr. Feldstein was appointed to serve on the Audit Committee and the Risk Committee.
On August 5, 2020, the Board elected Jessica Snyder and Shubhi Rao to serve as Directors of the Company, effective immediately. Ms. Snyder was appointed to serve on the Nominating and Corporate Governance Committee and as the Chair of the Audit Committee. Ms. Rao was appointed to serve on the Audit Committee.

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
Coronavirus Outbreak
The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on our operating results, financial condition and cash flows. The extent of the impact of COVID 19 on our operational and financial performance will depend on certain developments, including the duration and continued spread of the disease, the impact on our revenues which are generated with automobile lenders and insurance company partners and driven by consumer demand for automobiles and automotive loans, extended closures of businesses, continued high unemployment and the overall impact on our customer behavior, all of which are uncertain and cannot be predicted. We expect to have a short-term reduction in loan applications and certified loans and increased defaults, which will impact our revenues and subsequent recovery as the automotive finance industry and overall economy recover. We continue to closely monitor the current macro environment, particularly the impact of the recent COVID-19 pandemic on monetary and fiscal policies.

Redemption of Public Warrants

As of October 19, 2020, Open Lending redeemed all of its outstanding public warrants that had not been exercised as of October 13, 2020, which resulted in the exercise of 9,160,776 warrants for proceeds to us of $105.3 million and the redemption of 5,883 public warrants at a redemption price of $0.01 per warrant.
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
Industry Trends and General Economic Conditions
Our results of operations have in the past been fairly resilient to economic downturns but in the future may be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending and consumer demand for automotive products. As general economic conditions improve or deteriorate, the amount of disposable income consumers tend to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors such as interest rate levels, changes in monetary and related policies, market volatility, consumer confidence and, particularly, the unemployment rate, also influence consumer spending and borrowing patterns. At the end of first quarter 2020, changes in facts and circumstances and general market conditions from the COVID-19 pandemic resulted in lower expectations of future operating results, and in response, we lowered our initial anticipated revenue and profit share on historic business. During the most recent quarter, we have adopted a more favorable near-term outlook as a result of better than anticipated performance during the three months ended September 30, 2020.
Concentration
We have not historically had significant concentration risk in our client base, given that our lending clients are distributed across the country with our top ten clients accounting for approximately 31% of total program fees over the last three years. Going forward, however, we expect significant growth in loan volume from OEM Captives relative to that of other automotive lenders. Therefore, we anticipate concentrated risk for some period of time. Additionally, our largest insurance partner accounted for the vast majority of our profit share and claims administration service fee revenue in the three and nine months ended September 30, 2020. Termination or disruption of this relationship could materially adversely impact our revenue.
Basis of Presentation
We conduct business through one operating segment, and we operate in one geographic region, the United States. See Note 2 Summary of Significant Accounting and Reporting Policies and Recent Development, of the accompanying consolidated financial statements for more information.
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
General and administrative expenses. General and administrative expenses are comprised primarily of expenses relating to employee compensation and benefits, non-cash share-based compensation, travel, meals and entertainment expenses, IT expenses and professional and consulting fees. In the near term we expect general and administrative expenses to increase in absolute dollar terms and as a percentage of revenue as we continue to implement the internal control and compliance procedures required of public companies. In the intermediate term, we expect general and administrative expenses to continue to increase in absolute dollars as the total number of certified loans continue to grow. General and administrative expenses for the nine months ended September 30, 2020 include $9.1 million and $2.2 million, respectively, related to transaction bonuses and non-cash share-based compensation expense as a result of the Business Combination.
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
Other Income (Expense)
Change in fair value of contingent consideration: Change in fair value of contingent consideration reflects the non-cash impact of changes in the fair value of Company common stock expected to be issued as contingent consideration in connection with our Business Combination on June 10, 2020. The fair value of contingent consideration is based on a Monte Carlo simulation of the Company’s common stock as compared to certain market share price milestones, and is primarily based on our peer group due to our limited history, as well as our future implied volatility, a significant unobservable input. The change in the estimated fair value of contingent consideration in the nine months ended September 30, 2020 was driven by the change in estimated fair value from June 10, 2020 through the date immediately before each tranche of contingent consideration shares vested.
Interest expense. Interest expense includes interest payments and the amortization of debt issuance costs in connection with the Credit Agreement.
Results of Operations
The following table sets forth our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue
Program fees	$10,087	$8,950	$31,592	$26,407
Profit share	18,544	12,310	34,482	38,089
Claims administration service fees	1,131	844	3,185	2,275
Total revenue	29,762	22,104	69,259	66,771
Cost of services	2,496	1,923	6,818	5,517
Gross profit	27,266	20,181	62,441	61,254
Operating expenses
General and administrative	5,015	3,263	23,233	9,670
Selling and marketing	2,118	1,810	5,491	5,455
Research and development	579	291	1,286	869
Operating income	19,554	14,817	32,431	45,260
Change in fair value of contingent consideration	(83,130)	—	(131,932)	—
Interest expense	(3,572)	(70)	(7,980)	(238)
Interest income	36	7	97	15
Other income	—	3	3	9
Income/(loss) before income taxes	(67,112)	14,757	(107,381)	45,046
Provision (benefit) for income taxes	4,021	41	5,385	(58)
Net income (loss) and comprehensive income (loss)	$(71,133)	$14,716	$(112,766)	$45,104
Key Performance Measures
The following table sets forth key performance measures for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(earned premium in thousands)
Certified loans	20,696	19,087	8.4%	67,404	55,875	20.6%
Single-pay	15,500	14,625	6.0%	53,416	42,593	25.4%
Monthly-pay	5,196	4,462	16.5%	13,988	13,282	5.3%
Average program fees
Single-pay	$442	$424	4.2%	$430	$429	0.2%
Monthly-pay	$623	$616	1.1%	$616	$612	0.7%
Insurance partners’ total earned premium	$34,165	$27,374	24.8%	$99,430	$76,021	30.8%

Comparison of Three and nine months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Program fees	$10,087	$8,950	$31,592	$26,407

Profit share
New certified loan originations	14,706	11,482	43,621	32,709
Change in estimated future revenues	3,838	828	(9,139)	5,380
Total profit share	18,544	12,310	34,482	38,089

Claims administration service fees	1,131	844	3,185	2,275
Total revenue	$29,762	$22,104	$69,259	$66,771

Total revenue increased by $7.7 million and $2.5 million, or 35% and 4%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, driven by an increase in anticipated profit share, programs fees and claims administrative revenues on new originations. As the expected loan default rate, default severity and prepayment rate improved during the three months ended September 30, 2020, our estimated profit share on historic business increased by $3.8 million. Despite an increase in new business, as well as average earned premiums, our results for the nine months ended September 30, 2020 were negatively impacted by a $9.1 million reduction in estimated future underwriting profit share on historical vintages.
Program fee revenue increased by $1.1 million, or 13%, and $5.2 million, or 20%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. Despite the impact of the COVID-19 pandemic, certified loan volume was up by 8.4% and 20% for the three and nine months ended September 30, 2020, respectively, as compared to the prior year.
Profit share revenue increased by $6.2 million, or 51%, and decreased $3.6 million, or 9%, respectively, during the three and nine months ended September 30, 2020, as compared to the same periods in 2019. This increase in profit share revenue was driven primarily by $14.7 million and $43.6  million in anticipated profit share from new originations during the three months and nine months ended September 30, 2020, respectively, as compared to 2019. Despite this increase in new business, our year to date results were negatively impacted by a $9.1 million reduction in estimated future underwriting profit share for claims and premiums associated with business written in historic periods, primarily as a result of the economic slowdown attributable to the COVID-19. This reduction in future profit share is a change in estimated variable consideration in accordance with ASC 606.
Revenue from claims administration service fees, which represents 3% of our insurance partners’ annual earned premium, increased by $0.3 million, or 34%, and $0.9, or 40%, respectively, for the three and nine months ended September 30, 2020 as compared to the previous year, driven by a 31% increase in total earned premium and a 21% increase in new loan certifications on a year to date basis, as compared to the prior year.
Cost of Services, Gross Profit and Gross Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$29,762	$22,104	$69,259	$66,771
Cost of services	2,496	1,923	6,818	5,517
Gross profit	$27,266	$20,181	$62,441	$61,254
Gross Margin	92%	91%	90%	92%
Costs of services increased by $0.6 million, or 30%, and $1.3 million, or 24%,, for the three and nine months ended September 30, 2020, as compared to the same period in 2019, driven by an increase in fees paid to resellers.

Gross profit increased by $7.1 million, or 35% , and $1.2 million, or 2%, respectively, during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, driven by an increase in anticipated profit share, programs fees and claims administrative revenues on new originations. As the estimated future underwriting profit share on historic placements improved during the three months ended September 30, 2020, our gross margins increased to 92% as compared to 91% during the prior year period.
Operating Expenses, Operating Income and Operating Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$29,762	$22,104	$69,259	$66,771
Gross profit	27,266	20,181	62,441	61,254
Operating expenses:
General and administrative	5,015	3,263	23,233	9,670
Selling and marketing	2,118	1,810	5,491	5,455
Research and development	579	291	1,286	869
Operating income	$19,554	$14,817	$32,431	$45,260
Operating Margin	66%	67%	47%	68%
General and administrative expenses increased by $1.8 million, or 54%, and $13.6 million, or 140%, respectively, during the three and nine months ended September 30, 2020, as compared to the same periods last year. In the first nine months of 2020, General and administrative expenses includes a $9.1 million in transaction bonuses awarded to key employees and directors of Open Lending, LLC and $2.2 million of non-cash charges incurred in connection with the accelerated vesting of share-based awards, which were incurred during the second quarter, as a result of the Business Combination. General and administrative expenses also reflects an increase in employee compensation and benefits, as we build out our organization, in addition to professional and consulting fees, as we continue to implement the internal control and compliance procedures required of public companies.
Selling and marketing expenses increased by $0.3 million, or 17%, during the three months ended September 30, 2020 as compared to the prior year period, primarily due to an increase in employee compensation and benefits expense as a result of an increase in commissions, both by sales staff and account managers, driven by increased sales.
Research and development expenses increased by $0.3 million, or 99%, and $0.4, or 48%, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in prior year, due to an increase in headcount costs driven by an increase in engineering personnel.
Operating income for the three months ended September 30, 2020, increased by $4.7 million, or 32%, as compared to the prior year period, driven by an increase in on gross profit from new originations. During the nine months ended September 30, 2020, operating income declined by $12.8 million, or 28%, as compared to the prior year, due to a reduction in estimated future underwriting profits, as a result of the economic impact of the COVID-19 pandemic, and an increase in operating expenses, which include a $9.1 million in transaction bonuses to key employees and directors as a result of the Business Combination and $2.2 million of non-cash charges incurred in connection with the accelerated vesting of employee share-based awards.
During the three and nine months ended September 30, 2020, we recorded $83.1 million and $131.9 in non-cash charges, respectively, for the change in the estimated fair value of contingent consideration from June 10, 2020 through the vesting of the contingent consideration.
Interest expense during the three and nine months ended September 30, 2020, increased by $3.5 million and $7.7 million, respectively, as compared the three and nine months ended September 30, 2019, as a result of entering into a new term loan agreement in first quarter 2020.
Income Taxes
Our effective tax rate for the three months ended September 30, 2020 was (6.0)%, as compared to an effective tax rate of 0.3% for the three months ended September 30, 2019. Our effective tax rate for the nine months ended September 30, 2020 was (5.0)% as compared to an effective tax rate of (0.1)% for the nine months ended September 30, 2019. The change in the effective tax rate for both comparative periods is due primarily to the taxable entity structure adopted in conjunction with the Business Combination that was consummated on June 10, 2020. Also, in relation to the Business Combination, the Company incurred significant non-deductible expenses including, but not limited to, the change in estimated fair value of contingent consideration.
Net Income (Loss)
For the reasons discussed above, we recorded a net loss of $(71.1) million and $(112.8) million, respectively, during the three and nine months ended September 30, 2020, as compared to a net income of $14.7 million and $45.1 million, respectively, during the three and nine months ended September 30, 2019, respectively.
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
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$16,375	$29,138
Net cash used in investing activities	$(1,097)	$(66)
Net cash used provided by (used in) financing activities	$92,590	$(32,224)
Cash Flows from Operating Activities
Our cash flows provided by operating activities primarily consists of operating income and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, prepaid expenses, contract assets, accounts payable and accrued expenses.
Our net cash from operating activities for the nine months ended September 30, 2020 and 2019 was $16.4 million and $29.1 million, respectively. For the nine months ended September 30, 2020, net cash provided by operating activities was primarily attributable to income excluding the impact of fair value adjustment of contingent consideration as well as increased payments collected from customers on account receivables; partially offset by a $10.0 million increase in contract assets. For the nine months ended September 30, 2019, net cash provided by operating activities was driven primarily by an increase in net income; partially offset by a $16.9 million increase in contract assets.
Cash Flows from Investing Activities
For the nine months ended September 30, 2020 and September 30, 2019, net cash used in investing activities was $1.1 million and $0.1 million, respectively, in each period cash used primarily consisted of purchases of furniture and equipment.
Cash Flows from Financing Activities.
Our cash flows provided by and used in financing activities primarily consists of increases in debt and repayments of debt, member distributions, proceeds from stock warrant exercise transactions and our equity recapitalization.
For the nine months ended September 30, 2020, net cash provided by financing activities was $92.6 million. The cash inflow includes $160.2 million in net proceeds associated with our new term loan secured through a credit agreement entered into March 11, 2020, and $88.0 million in proceeds received in connection with stock warrant exercise transactions during the three months ended September 30, 2020. The cash used primarily consisted of a $135.4 million distribution to Open Lending, LLC’s unitholders, $14.9 million in connection with our recapitalization, net of transaction costs, and $5.4 million of debt principal repayments.
For the nine months ended September 30, 2019, net cash used in financing activities was $32.2 million. This cash used consisted of a $1.9 million debt principal repayment and a $30.4 million distribution to members.

Long-Term Debt
Our long-term debt consists of a $170.0 million Term Loan under the Credit Agreement that we entered into on March 11, 2020. The Term Loan in a principal amount of $170.0 million was funded on March 12, 2020. The proceeds of the Term Loan, together with cash on hand, was used (i) to make investor loans, (ii) to finance a distribution to equity investors prior to the consummation of the Business Combination, (iii) to pay transaction expenses and (iv) for other general corporate purposes and working capital.
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
Unitholders’ Distribution
On March 24, 2020, Open Lending, LLC’s Board of Managers approved a non-liquidating cash distribution to its Members in the amount of $135.0 million and retained cash reserves of $35 million in light of recent events, including the uncertainties created by the occurrence of the COVID-19 pandemic. The cash reserve is in excess of the minimum requirements under the Company’s Credit Agreement.
On September 30, 2020, our cash and cash equivalents and restricted cash was $117.8 million. Projected operating cash flows and available cash on hand is expected to support our business operations for the foreseeable future. Given the uncertainty in market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to its business and financial position.
Other Factors Affecting Liquidity and Capital Resources
Operating Lease Obligations. Our operating lease obligations consist of a lease of real property from third-parties under non-cancellable operating leases, including the lease of our current office space. The operating lease rent expense for our former office space was $0.6 million and $0.5 million for the nine months ended September 30, 2020 and 2019 respectively. The lease for our former office space expired on September 30, 2020. On June 17, 2019, we executed a new lease agreement (the “G&I Lease”), with G&I VII Barton Skyway, LP, a Delaware limited partnership, to lease an office space located at 1501 South MoPac Expressway, Austin, TX 78746 (Suite 450) for a period of 100 months commencing on October 1, 2020. The lease agreement provides an extension option for a period of 60 months beyond the end of the initial term, subject to specific conditions. Under the new G&I Lease, there are $0.6 million of operating lease obligations due within the next twelve months.
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
The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net Income (Loss)	$(71,133)	$14,716	$(112,766)	$45,104
Less: Non-GAAP adjustments:
Change in fair value of contingent consideration	83,130	—	131,932	—
Transaction bonuses	—	—	9,112	—
Interest expense	3,572	70	7,980	238
Share-based compensation	—	487	2,676	1,497
Depreciation and amortization	167	26	406	78
Income taxes	4,021	41	5,385	(58)
Total adjustments	90,890	624	157,491	1,755
Adjusted EBITDA	19,757	15,340	44,725	46,859
Total Revenue	$29,762	$22,104	$69,259	$66,771
Adjusted EBITDA margin	66%	69%	65%	70%
For the three and nine months ended September 30, 2020, Adjusted EBITDA increased by $4.4 million, or 29%, and decreased by $2.1 million, or 5%, as compared to the three and nine months ended September 30, 2019. Adjusted EBITDA margin for the three and nine months ended September 30, 2020 decreased to 66% and 65% as compared to 69% and 70% in the three and nine months ended September 30, 2019. The decline in Adjusted EBITDA during the nine months ended September 30, 2020 as compared to the previous year reflects a reduction in estimated future underwriting profits primarily as a result of the economic impact of the COVID-19 pandemic. In addition to the effects of COVID-19, our current year results were also affected by an increase in general and administrative expenses as we implement the internal control and compliance procedures required of public companies.
Critical Accounting Policies and Estimates
In preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
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
In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, depreciation and amortization, contingencies, share-based compensation, and income taxes. We base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare these consolidated financial statements. See Note 2 Summary of Significant Accounting and Reporting Policies and Recent Development in the notes accompanying our financial statements for a summary of our significant accounting policies, and discussion of recent accounting pronouncements.

Profit Share Revenue Recognition
We recognize revenues in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The application of ASC 606 requires us to make judgments and estimates related to the classification, measurement and recognition of revenue. Our revenue primarily consists of program fees derived from contracts with lending institutions, and profit share and claims administration service fees from contracts with insurance carriers and is recognized when the contractual performance obligation is satisfied. See Note 8 Revenue, of the accompanying consolidated financial statements for more information.
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
Subsequent to closing, Open Lending, LLC became a disregarded entity, wholly owned by the Company by and through its wholly owned subsidiaries. As of the close of the Business Combination, the Company has been subject to U.S. federal income tax on a consolidated basis.
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

Although we believe the Company has no material uncertain tax positions as of September 30, 2020 or December 31, 2019, no assurance can be given that the final outcome of these matters will align with the positions reflected within these financial statements.
Share-based compensation awards
We measure and recognize compensation expense for all share-based awards made to employees based on estimated fair values on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as occurred. To determine the fair value of the share-based awards, we use a waterfall model set-up using the Monte-Carlo simulation framework, with inputs for the share value of Open Lending, expected share volatility, expected term of the awards, risk-free interest rate and expected preferred and common distributions. This determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in the subjective assumptions can materially affect the estimate of their fair value. See Note 9 Share-based Compensation, of the accompanying consolidated financial statements for more information.
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
New Accounting Pronouncements
See Note 2 Summary of Significant Accounting and Reporting Policies and Recent Development to the consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.
Off Balance Sheet Arrangements
We have not engaged in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
As of September 30, 2020, our contractual commitments consisted of obligations under the Credit Agreement and operating lease obligations. The following table summarizes our contractual obligations as of September 30, 2020:

	Payments due by Period
	Total	Less than 1 Year	1 -3 Years	3 -5 Years	More than 5 Years
	(in thousands)
Debt principal and interest	$241,250	$17,315	$36,025	$38,910	$149,000
Operating lease obligations	7,475	630	1,755	1,856	3,234
Other contractual commitments	186	186	—	—	—
Total contractual obligations	$248,911	$18,131	$37,780	$40,766	$152,234
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
Interest Rate Risk
We entered into the Credit Agreement providing for the Term Loan on March 11, 2020, requiring us to make monthly principal and interest payments based on a rate of LIBOR plus 6.50% (subject to a 1% LIBOR floor) or the base rate plus 5.50%. We had $167.9 million of borrowings outstanding under the Term Loan as of September 30, 2020.
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

PART II.    OTHER INFORMATION
Item 1. Legal Proceedings
As of the date of this Quarterly Report on Form 10-Q, we were not a party to any material legal proceedings. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on its financial position, results of operations or cash flows.

Item 1A. Risk Factors
A description of the material and other risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited consolidated financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of this Quarterly Report on Form 10-Q before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.
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
Open Lending’s top ten automotive lenders (including certain groups of affiliated automotive lenders) accounted for 31% of the total loan origination amount over past three years. Open Lending expects to have significant concentration in Open Lending’s largest automotive lender relationships for the foreseeable future. In the event that one or more of Open Lending’s significant automotive lenders, or groups of automotive lenders terminate their relationships with Open Lending, the number of loans originated through LPP would decline, which would materially adversely affect Open Lending’s business and, in turn, Open Lending’s revenue.
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

In March 2020, the World Health Organization declared the novel coronavirus and resulting COVID-19 disease ("COVID-19") a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures, including imposing travel restrictions for our employees, mandating a global work from home policy, and shifting customer events to virtual-only experiences. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, customer retention, sales and marketing efforts, delay and lengthen our sales cycles, affect our revenue growth rate, or create operational or other challenges, any of which could harm our business and results of operations.
Additionally, the impact of the COVID-19 pandemic is likely to cause substantial changes in consumer behavior and has caused restrictions on business and individual activities, which are likely to lead to reduced economic activity. Extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals and businesses to substantially restrict daily activities could have an adverse effect on Open Lending’s financial condition and results of operations.
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
As a result of Open Lending’s growth, we face significant challenges in:
•securing commitments from existing and new automotive lenders to provide loans to Consumers;
•maintaining existing and developing new relationships with additional automotive lenders;
•maintaining adequate financial, business and risk controls;
•training, managing and appropriately sizing workforce and other components of business on a timely and cost-effective basis;
•navigating complex and evolving regulatory and competitive environments;
•increasing the number of borrowers in, and the volume of loans facilitated through, the LPP;
•entering into new markets and introducing new solutions;
•continuing to revise proprietary credit decisioning and scoring models;
•continuing to develop, maintain and scale platform;
•effectively using limited personnel and technology resources;
•maintaining the security of platform and the confidentiality of the information (including personally identifiable information) provided and utilized across platform; and
•attracting, integrating and retaining an appropriate number of qualified employees.
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
Through the use of LPP, Open Lending gathers and stores personally identifiable information on Consumers such as social security numbers, names and addresses. A cybersecurity breach where this information was stolen or made public would result in negative publicity and additional costs to mitigate the damage to customers. While Open Lending has taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and Open Lending may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or Open Lending systems.
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
In connection with administration of LPP, Open Lending must comply with various regulatory regimes, including those applicable to consumer credit transactions, various aspects of which are untested as applied to Open Lending’s business model. Insurance producing and claims administration services subject Open Lending to state regulation on a 50-state basis. The complex regulatory environment of the credit and insurance industries are subject to constant change and modification. While changes to statutes and promulgating new regulations may take a substantial amount of time, issuing regulatory guidance with the force of law in the form of opinions, bulletins, and notices can occur quickly. Also, consumer credit and insurance regulators often initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. As a result, Open Lending is subject to a constantly evolving regulatory environment that is difficult to predict, which may affect Open Lending’s business. The laws to which Open Lending directly or its services by contract are or may be subject include:
•state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, and unfair or deceptive business practices;
•the Truth-in-Lending Act, and its implementing Regulation Z, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions;
•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”), in connection with any consumer financial product or service;
•the Equal Credit Opportunity Act, and its implementing Regulation B, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or any applicable state law;
•the Fair Credit Reporting Act (“FCRA”), and its implementing Regulation V, as amended by the Fair and Accurate Credit Transactions Act, which promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies;

•the Fair Debt Collection Practices Act, and its implementing Regulation F, the Telephone Consumer Protection Act, as well as state debt collection laws, all of which provide guidelines and limitations concerning the conduct of debt collectors in connection with the collection of consumer debts;
•the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the Gramm-Leach-Bliley Act (“GLBA”), and the California Consumer Protection Act, which include limitations on the disclosure of nonpublic personal information by financial institutions about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;
•the rules and regulations promulgated by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the National Credit Union Administration, as well as state banking regulators;
•the Servicemembers Civil Relief Act, which allows active duty military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties;
•the Electronic Fund Transfer Act, and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts;
•the Electronic Signatures in Global and National Commerce Act, and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures; and
•the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures.
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
Approximately 37% of the outstanding shares of our common stock is held by entities affiliated with us and our executive officers and directors. Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.
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
Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us without the consent of our Board of Directors. Among other things, these provisions:
•authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of our common stock;

•prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;
•provide that the Board of Directors is expressly authorized to make, alter or repeal our bylaws;
•establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•establish a classified Board of Directors, as a result of which our Board of Directors will be divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting.
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

10.10	2020 Stock Option and Incentive Plan. (Incorporated by reference to Annex E of Nebula Acquisition Corp.’s Registration Statement on Form S-4 (Reg. No. 333-237264), filed with the SEC on May 20, 2020)

10.11	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.12	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.13	Employment Agreement by and between the Company and Ross M. Jessup, dated August 28, 2020 (incorporated by reference to the Open Lending Corporation’s Current Report on Form 8-K filed August 31, 2020)

10.14	Employment Agreement by and between the Company and John J. Flynn, dated August 28, 2020 (incorporated by reference to the Open Lending Corporation’s Current Report on Form 8-K filed August 31, 2020)

10.15
Employment Agreement by and between the Company and Charles D. Jehl, dated August 28, 2020 (incorporated by reference to the Open Lending Corporation’s Current Report on Form 8-K filed August 31, 2020)

10.16
First Amendment to Employment Agreement by and between the Company and John J. Flynn, dated November 5, 2020 (incorporated by reference to the Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020)

10.17
First Amendment to Employment Agreement by and between the Company and Ross Jessup, dated November 5, 2020 (incorporated by reference to the Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020)

10.18
First Amendment to Employment Agreement by and between the Company and Charles D. Jehl, dated November 5, 2020 (incorporated by reference to the Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020)

10.19	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to the Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020)

10.20	Non-Employee Director Compensation Policy (incorporated by reference to the Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1	The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language):

(i)consolidated Balance Sheets – September 30, 2020 (unaudited) and December 31, 2019.

(ii)unaudited consolidated Statement of Operations – Three and Nine Months Ended September 30, 2020 and 2019

(iii)unaudited consolidated Statement of Comprehensive Income (Loss) – Three and Nine months Ended September 30, 2020 and 2019.

(iv)unaudited consolidated Statements of Stockholder’s Deficit - Three and Nine months Ended September 30, 2020 and 2019.

(v)unaudited consolidated Statement of Cash Flows – Nine months Ended September 30, 2020 and 2019.

(vi)Notes to unaudited consolidated Financial Statements – September 30, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN LENDING CORPORATION

/s/ John Flynn
John J. Flynn
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Charles Jehl
Charles D. Jehl
November 13, 2020	Chief Financial Officer (Principal Financial and Accounting Officer)