Form 10-K
period 2020-12-31
Open Lending Corp
filed 2021-03-16
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ___________  to _______________

Commission file number 001-39326

OPEN LENDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			84-5031428
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1501 S. MoPac Expressway Suite #450	Austin	Texas	78746
(Address of Principal Executive Offices)			(Zip Code)
(512) 892-0400
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	LPRO	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2020, based on the closing price of $15.10 for shares of the Registrant’s common stock as reported by the NASDAQ, was approximately $739.2 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had 126,803,096 outstanding shares of common stock as of March 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2021 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K..

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this prospectus may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

•	the benefits of the Business Combination;

•	our financial performance;

•	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

•	the impact of the relative strength of the overall economy, including its effect on unemployment, consumer spending and consumer demand for automotive products;

•	the growth in loan volume from OEM Captives relative to that of other automotive lenders, and associated concentration of risks;

•	expansion plans and opportunities;

•	compliance with an increasing and inconsistent body of complex laws and regulations, including with respect to data privacy, at the U.S. federal, state and local levels;

•	increased regulatory compliance burden and costs associated with the Consumer Financial Protection Bureau ("CFPB") monitoring the loan origination and servicing sectors, and its recently issued rules;

•	our ability to obtain and maintain the appropriate state licenses;

•	changes in applicable laws or regulations; and

•	the outcome of any known and unknown litigation and regulatory proceedings.
These forward-looking statements are based on information available as of the date of this prospectus, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see the section entitled “Risk Factors.”
You should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the outcome of any legal proceedings that may be instituted in connection with the Business Combination and transactions contemplated thereby;

•	the ability to maintain the listing of our common stock on NASDAQ;

•	the risk that the Business Combination disrupts our current plans and operations as a result of the announcement and consummation of the transactions described herein;

•	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;

•	costs related to the Business Combination;

•	changes in applicable laws or regulations;

•	the effects of the COVID-19 pandemic on our business;

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

•	other risks and uncertainties described in this prospectus, including those under the section entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.
Summary of Risk Factors
Risks Related to Our Business
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
•Open Lending has partnered with only two major insurance carriers that underwrite and insure the loans generated using the LPP.
•Open Lending’s financial condition and results of operations may be adversely affected by the impact of the global outbreak of the coronavirus.
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
•Open Lending’s vendor relationships subject Open Lending to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to Open Lending’s operations could have an adverse effect on its business.
•Litigation, regulatory actions and compliance issues could subject Open Lending to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.
•Fraudulent activity could negatively impact Open Lending's business and could cause automotive lenders to be less willing to originate loans or insurance carriers to be less willing to underwrite policies as part of the LPP.
•Cyber-attacks and other security breaches could have an adverse effect on Open Lending’s business.
•Disruptions in the operation of Open Lending’s computer systems and third-party data centers could have an adverse effect on Open Lending's business.
•If the underwriting models Open Lending uses contain errors or are otherwise ineffective, Open Lending’s reputation and relationships with automotive lenders and insurance carriers could be harmed.
•Open Lending depends on the accuracy and completeness of information about Consumers, and any misrepresented information could adversely affect Open Lending’s business.
•Open Lending relies extensively on models in managing many aspects of Open Lending's business. Any inaccuracies or errors in Open Lending’s models could have an adverse effect on Open Lending's business.
•If assumptions or estimates Open Lending uses in preparing financial statements are incorrect or are required to change, Open Lending’s reported results of operations and financial condition may be adversely affected.

•The consumer lending industry is highly competitive and is likely to become more competitive, and Open Lending’s inability to compete successfully or maintain or improve Open Lending’s market share and margins could adversely affect its business.
•Open Lending’s revenue is impacted, to a significant extent, by the general economy and the financial performance of automotive lenders.
•Because Open Lending’s business is heavily concentrated on consumer lending in the U.S. automobile industry, Open Lending’s results are more susceptible to fluctuations in that market than the results of a more diversified company would be.
•Open Lending is, and intends in the future to continue, expanding into relationships with new lending partners, including the OEM Captive space, and Open Lending’s failure to comply with applicable regulations, or accurately predict demand or growth in those new industries, could have an adverse effect on its business.
•Open Lending may in the future expand to new industry verticals outside of the automotive industry, and failure to comply with applicable regulations, or accurately predict demand or growth in those new industries, could have an adverse effect on the Open Lending business.
•Open Lending’s business would suffer if it fails to attract and retain highly skilled employees.
•The Credit Agreement that governs Open Lending’s term loan contains various covenants that could limit its ability to engage in activities that may be in Open Lending’s best long-term interests.
•Open Lending may be unable to sufficiently protect its proprietary rights and may encounter disputes from time to time relating to its use of the intellectual property of third parties.
•Open Lending’s risk management processes and procedures may not be effective.
•Some aspects of Open Lending’s platform include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect its business.
•To the extent that Open Lending seeks to grow through future acquisitions, or other strategic investments or alliances, Open Lending may not be able to do so effectively.
•The effect of comprehensive U.S. tax reform legislation or challenges to Open Lending’s tax positions could adversely affect its business.
•Future changes in financial accounting standards may significantly change Open Lending’s reported results of operations.
Risks Related to Open Lending’s Regulatory Environment
•Open Lending is subject to some federal and state consumer protection laws.
•Open Lending’s industry is highly regulated and is undergoing regulatory transformation, which results in inherent uncertainty. Changing federal, state, and local laws, as well as changing regulatory enforcement policies and priorities, may negatively impact Open Lending’s business.
•The highly regulated environment in which automotive lenders and insurance carriers operate could have an adverse effect on Open Lending’s business.
•Open Lending is subject to regulatory examinations and investigations and may incur fines, penalties and increased costs that could negatively impact Open Lending's business.
•The contours of the Dodd-Frank UDAAP standard remain uncertain, and there is a risk that certain features of Open Lending's business could be deemed to be a UDAAP.
•Regulations relating to privacy, information security, and data protection could increase Open Lending’s costs, affect or limit how Open Lending collects and uses personal information, and adversely affect its business opportunities.
•If Open Lending was found to be operating without having obtained necessary state or local licenses, it could adversely affect its business.
•Open Lending may in the future be subject to federal or state regulatory inquiries regarding its business.
Risks Related to the Business Combination and Integration of Businesses

•Open Lending’s management has limited experience in operating a public company.
•We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.
•We qualify as an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
•We may from time to time be subject to litigation and other claims.
•Our ability to successfully operate the business will largely depend upon the efforts of certain key personnel. The loss of such key personnel could negatively impact our operations and financial results.
•Our principal stockholders and management control us and their interests may conflict with yours in the future.
•We will be required to make payments under the Tax Receivable Agreement for certain tax benefits we may claim, and the amounts of such payments could be significant.
•In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
•We will not be reimbursed for any payments made to the Company Unit Sellers or Blocker Holder under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
•Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Risks Related to Our Common Stock
•An active trading market for our common stock may not be sustained, which may make it difficult to sell the shares of our common stock you purchase.
•There can be no assurance that we will be able to comply with the continued listing standards of NASDAQ.
•The market price of our common stock may be volatile, which could cause the value of your investment to decline.
•Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
•Sales of a substantial amount of our common stock could cause the price of our securities to fall.
•The exercise of registration rights may adversely affect the market price of our common stock.
•Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
•Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.
•Certain provisions of our certificate of incorporation and bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our common stock.
•If securities and industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

Item 1.        Business
Open Lending Corporation, headquartered in Austin, Texas, provides loan analytics, risk-based loan pricing, risk modeling, and automated decision technology for automotive lenders throughout the United States of America which allows each lending institution to book incremental near-prime and non-prime automotive loans out of their existing business flow. The Company also operates as a third-party administrator that adjudicates insurance claims and premium adjustments on those automotive loans.
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
Immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Agreement (the “Transactions”, and such completion, the “Closing”), Open Lending, LLC became a wholly-owned subsidiary of ParentCo, and, ParentCo changed its name to Open Lending Corporation. The Company is now listed on the NASDAQ Stock Market ("NASDAQ") under the symbol “LPRO”.
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
Company Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks and the captive finance companies of Original Equipment Manufacturers ("OEM Captives"). Open Lending's clients, collectively referred to herein as automotive lenders, make automotive loans to underserved non-prime and near-prime borrowers by harnessing our risk-based pricing models, powered by Open Lending's proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since Open Lending's inception in 2000, we have facilitated over $9.2 billion in automotive loans, accumulating over 20 years of proprietary data and developing over two million unique risk profiles. We currently cater to approximately 355 active automotive lenders.
Open Lending specializes in risk-based pricing and modeling and provides automated decision-technology for automotive lenders throughout the United States. We believe that we address the financing needs of near-prime and non-prime borrowers, or borrowers with a credit score between 560 and 699, who are underserved in the automotive finance industry. Traditional lenders focus on prime borrowers, where an efficient market has developed with interest rate competition that benefits borrowers. Independent finance companies focus on sub-prime borrowers. Borrowers that utilize the near-prime and non-prime automotive lending market have fewer lenders focused on loans with longer terms or higher advance rates. As a result, near-prime and non-prime borrowers often turn to sub-prime lenders, resulting in higher interest rate loan offerings than the consumers’ credit profile often merits or warrants. Open Lending seeks to make this market more competitive, resulting in more attractive loan terms.
We believe that Open Lending’s market opportunity is significant. The near-prime and non-prime automotive loan market in the U.S. is $250 billion annually, resulting in an approximate $14.4 billion annual revenue opportunity for Open Lending. Open Lending is currently serving less than 1% of this market, providing a significant opportunity for Open Lending to continue to grow. Open Lending addresses this market through the LPP.
Open Lending’s LPP enables automotive lenders to make loans that are insured against losses from defaults. Open Lending has been developing and advancing the proprietary underwriting models used by LPP for approximately 20 years. LPP provides significant benefits to Open Lending’s growing ecosystem of automotive lenders, automobile dealers and insurers.

A key element of LPP is the ability to facilitate risk-based interest rates that are appropriate for each loan and lender. Open Lending’s interest rate pricing is customized to each automotive lender, reflecting the cost of capital, loan servicing costs, loan acquisition costs, expected recovery rates and target return on assets of each. Using Open Lending’s risk models, Open Lending projects monthly loan performance results, including expected losses and prepayments for automotive lenders that use LPP. The product of this process is a risk-based interest rate, inclusive of elements to recover all projected costs, program fees and insurance premiums, given the risk of the loan, to return a targeted return on asset goal. For the fiscal year 2020, LPP generated, on average, approximately $1,155 in revenue per loan, inclusive of the program fee, administrative fee and profit share.
Automotive Lenders and Dealers. Open Lending’s customers for its LPP are automotive lenders who rely on Open Lending to help them make more loans, by assessing the risk of the loan. Open Lending’s customers also rely on Open Lending to assist in insuring against the default of these loans by helping pair these customers with highly-rated insurance companies that mitigate the added risk associated with lending to near-prime and non-prime borrowers. The LPP enables lenders to expand their lending guidelines to offer loans to borrowers with lower credit scores, potentially leading to higher loan advance rates and increased loan volumes. LPP is designed to provide a seamless, real-time experience for automotive lenders that is intuitive and easy to use. LPP integrates directly with lenders’ existing loan origination systems (“LOS”), while also allowing the dealers and automotive lenders to electronically receive all-inclusive loan rates in real-time with no manual intervention.
Open Lending’s business model is a B2B2C model. Open Lending’s customers are automotive lenders, who serve millions of borrowers, who in turn are the customers of the automotive lenders. Open Lending gets access to loan application information from the automotive lenders. Open Lending supports loans originated through a number of channels, including direct loans where the customer interfaces directly with the lender, indirect loans through networks of auto dealers who work with Open Lending’s automotive lenders, and in targeted refinance programs implemented by Open Lending’s automotive lenders.
Insurers. The insurance carriers are required to maintain an "A" rating by A.M. Best insurance rating company. Open Lending partners with insurance carriers who provide default insurance to automotive lenders on individual automotive loans made by their lenders and LPP underwrites the risk on each loan application. The insurance carriers issue default insurance to Open Lending’s automotive lending customers that cover the loans generated through LPP. The default insurance is “first loss” insurance with limits on coverage tied to vehicle recovery rates, which encourages Open Lending’s automotive lenders to maximize recoveries on repossessed automobiles and creates a strong alignment of interest. As part of the insurance policy, the automotive lender is listed as the named insured under the policy representing a direct contractual relationship between the automotive lender and the insurer.
The insurance carriers contract with Open Lending’s indirect wholly-owned subsidiary, Insurance Administrative Services LLC (“IAS”), to perform claims administration and in turn pay Open Lending administrative fees representing a portion of the insurance premiums paid by the automotive lenders. As Open Lending’s subsidiary, IAS provides continuity of customer service and allows for a seamless experience between LPP and the automotive lenders. Open Lending has one-way exclusivity agreements with AmTrust North America, Inc. and CNA Financial Corp. through December 31, 2023, which are described below.
LPP is powered by its proprietary technology that delivers speed, scalability and decision-making support for the automotive lenders. It supports the full transaction lifecycle, including credit application, underwriting, real-time insurance approval, settlement, servicing, invoicing of insurance premiums and fees, and advance data analytics of automotive lender’s portfolio under the program. Through data derived at loan origination and the data collected by IAS, Open Lending has loan life performance data on each loan in its portfolio insured to date.
Open Lending’s ecosystem of lenders and insurance carriers allows Open Lending to generate revenues with minimal customer acquisition, marketing and distribution costs, resulting in attractive unit economics and strong margins. When Open Lending signs a new automotive lender to LPP, the lender brings with them an aggregated customer base and access to an indirect auto lending dealer network.
Open Lending believes that it has a strong revenue model built upon repeat and growing usage by automotive lenders. Open Lending’s profitability is strongly correlated with transaction volume. In addition, Open Lending collects an administrative fee on the total earned monthly insurance premium on the insurance policies IAS services. The insurance premium for Open Lending’s insurers and its revenue streams are collected monthly by a surplus lines insurance broker, through automated clearing house transfers. Open Lending receives a profit share of the total monthly insurance underwriting profit earned by its insurers.
AmTrust Agreement
On October 22, 2013 Lenders Protection, LLC, a wholly-owned subsidiary of Open Lending ("Lenders Protection"), entered into a producer agreement (the “AmTrust Agreement”), as may be amended from time to time, with AmTrust North America,

Inc. (“AmTrust”), through which Lenders Protection earns claims administration service fees and profit share revenue. Under the AmTrust Agreement, AmTrust facilitates the issuance of credit default insurance in connection with loans closed through the LPP. The AmTrust Agreement currently terminates on December 31, 2023, and thereafter automatically renews for two-year terms unless either party provides the other with written notice of termination at least 180 days prior to expiration. The AmTrust Agreement contains a non-competition provision in favor of Lenders Protection.
Under the AmTrust Agreement, early termination is permitted by either party at any time, upon mutual written consent; by either party upon a delivery of notice of termination in connection with certain specified bankruptcy events with respect to the other party; by AmTrust upon notice to Lenders Protection in the event that the surplus line broker fails to make payment to AmTrust; by either party upon 30 days’ written notice in the event of a material breach by the other party that is not cured; by either party immediately upon notice to the other due to any “problematic change of control” of the other party without prior written approval; by either party immediately if a governmental authority finds the AmTrust Agreement to be unenforceable; by Lenders Protection immediately in the event any carrier issuing policies fails to maintain an A.M Best rating of at least “A-”; by Lenders Protection if AmTrust breaches the non-competition commitment; and by Lenders Protection within 90 days if AmTrust provides the Lenders Protection notice of its intent to compete.
Neither party may assign the AmTrust Agreement or any of its rights or delegate any of its duties or obligations thereunder in any transaction that does not constitute a change of control, without the prior written consent of the other party.
A “change of control” is defined under the AmTrust Agreement as: the sale of all or substantially all the assets of either party; the issuance, sale, or transfer of equity interests of either party following which the equity holders that hold a majority of the economic and voting interests of either party cease to own a majority of the equity interests of such entity; or any dissolution, winding up, cessation of business or liquidation of either party other than in connection with an event of bankruptcy. The Business Combination did not qualify as a change of control under the AmTrust Agreement.
A “problematic change of control” is defined as any change of control wherein the acquirer engages in a directly competitive business with Lenders Protection or AmTrust; or the acquiring party maintains, or is generally regarded as maintaining, creditworthiness less than that maintained by the party being acquired.
CNA Agreement
On October 1, 2017 Lenders Protection entered into a producer agreement (the “CNA Agreement”), as may be amended from time to time, with Continental Casualty Company (“CNA”), through which Lenders Protection earns claims administration service fees and profit share revenue. Under the CNA Agreement, CNA facilitates the issuance of credit default insurance policies to financial institutions that enter into a program agreement with Lenders Protection for use of its proprietary software platform. The CNA Agreement terminates on December 31, 2023, and automatically renews for one-year terms unless either party provides the other with written notice of termination at least 180 days prior to expiration. The CNA Agreement contains non-competition provision in favor of Lenders Protection.
Under the CNA Agreement, early termination is permitted by either party at any time, upon mutual written consent; by either party upon a delivery of notice of termination in connection with certain specified bankruptcy events with respect to the other party; by CNA upon notice to Lenders Protection in the event that the surplus line broker fails to make payment to CNA; by either party upon 30 days’ written notice and cure-period in the event of a material breach by the other party; by either party immediately upon notice to the other due to any “problematic change of control” of the other party without prior written approval; by either party immediately if a governmental authority finds the CNA Agreement to be unenforceable; by Lenders Protection immediately in the event any carrier issuing policies fails to maintain an “A” or “A.M. Best” rating; by Lenders Protection if CNA breaches the non-competition commitment; by Lenders Protection if CNA provides notice to Lenders Protection of its intent to compete; and by either party for fraud or willful misconduct.
Neither party may assign the CNA Agreement or any of its rights or delegate any of its duties or obligations thereunder in any transaction that does not constitute a change of control, without the prior written consent of the other party.
A “change of control” is defined under the CNA Agreement as: the sale of all or substantially all the assets of either party; the issuance, sale, or transfer of equity interests of either party following which the equityholders that hold a majority of the economic and voting interests of either party cease to own a majority of the equity interests of such entity; or any dissolution, winding up, cessation of business or liquidation of either party other than in connection with an event of bankruptcy. The Business Combination did not qualify as a change of control under the CNA Agreement.
A “problematic change of control” is defined under the producer agreement as any change of control of Lenders Protection wherein the acquirer is an insurance company engaged in a directly competitive business of CNA.
Open Lending’s Market Opportunity

Automotive loans for many near-prime and non-prime borrowers have been historically referred by the automotive lenders to third-party subprime financing companies. Open Lending’s proprietary technology enables automotive lenders to assess the creditworthiness of borrowers and mitigate credit risk through Open Lending’s unique insurance solution without losing the opportunity to such third-party finance companies. This helps Open Lending’s automotive lenders maintain their consumer relationships instead of turning their clients over to third-parties.
The automotive industry is still seeking solutions to address the near-prime and non-prime borrower market. The near-prime and non-prime automotive loan market is a large, underserved sector with an approximate $14.4 billion revenue opportunity from an annual $250.0 billion underlying near-prime and non-prime auto loan market in the U.S. Open Lending is currently engaged with less than 1% of this market. Open Lending presents a compelling value proposition to the national network of OEM Captives, credit unions, banks and other automotive lenders by expanding the range of credit scores and loan-to-values where lenders can safely and profitably lend. Through the use of LPP, Open Lending believes it allows automotive lenders to increase application flow from near-prime and non-prime borrowers and help them broaden credit appetite with limited incremental risk. The insurance protection against default of these loans increases the ability for the automotive lenders to enter into these lending transactions with minimal additional risk. Additionally, Open Lending has solidified its channel partner relationships with fintech online lending partners, who source auto loan applications off the internet and offer refinance opportunities to near-prime and non-prime borrowers who have been mispriced by sub-prime auto lenders. Presently, Open Lending also has relationships with two OEM Captives, as described below.
OEM #1
On July 12, 2019, Lenders Protection entered into a Master Services Agreement (the “MSA”) and a Program Agreement (the “Program Agreement,” and together with the MSA, the “FinCo Agreement”), with an auto finance company (“Auto FinCo”), through which Lenders Protection provides Auto FinCo access to and use of the LPP in exchange for compensation. Under the FinCo Agreement, Auto FinCo uses the LPP to make credit available for purchases of motor vehicles by customers who do not qualify for financing under Auto FinCo’s standard terms. The term of the Program Agreement continues until July 12, 2021, and automatically renews for one-year periods unless notice of non-renewal is given by either party to the other at least sixty days prior to the expiration date of the Program Agreement. Auto FinCo may terminate the MSA and/or the Program Agreement without cause upon one day prior written notice to Lenders Protection, and Lenders Protection may terminate the MSA and/or the Program Agreement without cause upon 180 days prior written notice to Auto FinCo. Either party may terminate the MSA and/or the Program Agreement for default as set forth in the MSA.
OEM #2
On October 1, 2019, Lenders Protection entered into an agreement with another auto finance company through which Lenders Protection provides access to and use of the LPP in exchange for program fees. Under the agreement, the auto finance company utilizes the LPP to make credit available to borrowers. The term of this agreement continues until all insured loans are no longer covered under the program insurance defined in the agreement. For purposes of any future originations, either party may terminate this agreement upon breach by the other party of any of the sections of the agreement. So long as the underlying loans remain outstanding, the agreement will remain in place with respect to those loans.
Key Product
Lenders Protection Program, Open Lending’s flagship product, is an automotive lending program designed to underwrite default insurance on loans made to near-prime and non-prime borrowers. The program uses proprietary risk-based pricing models combined with loan default insurance provided by highly-rated third-party insurers. LPP links automotive lenders, LOS and insurance companies. LPP enables automotive lenders to assess the credit risk of a potential borrower within five seconds using data driven analysis, enabling the lender to generate an all-inclusive, insured, interest rate for a loan for the borrower.
The technology backing LPP is comprised of two primary elements. The first primary element is Open Lending’s proprietary, multi-tenant software technology platform, which functions to fulfill the needs of all constituents in Open Lending’s ecosystem. This software technology delivers underwriting results, loan-life reporting, consultative analyses and invoicing to Open Lending’s automotive lenders. This technology also fulfills the invoicing, reporting and collection needs of Open Lending’s insurers. Through electronic system integration, Open Lending’s software technology connects Open Lending to all parties in its ecosystem. Open Lending believes that its ability to perform these tasks in various work streams electronically provides it with the ability to rapidly scale at minimum cost.

The second primary element of the LPP is its unique database that drives risk decisioning, with proprietary data accumulated in the last 20 years. At origination when a loan is insured, all attributes of the transaction are stored in the database. Through IAS, Open Lending ultimately gets loan life performance data on each insured loan. Having extremely granular origination and performance data allows Open Lending’s data scientists and actuaries to constantly evolve and refine its risk models, based on actual experience and new third-party information sources. Open Lending’s dataset is more comprehensive than automotive lenders data regarding near-prime and non-prime auto loans (e.g. our data points include higher loan advance rates in lower credit scores, older model used cars, higher mileage vehicles, longer loan terms with lower credit score and higher loan-to-value borrowers). This allows Open Lending’s automotive lenders to make more loans to near-prime and non-prime borrowers that they might otherwise decline.
LPP risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This proprietary score combines credit bureau data and alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
Open Lending is currently integrated with approximately twenty third-party LOS, allowing it to electronically accept, underwrite, price, and process loan applications and respond in real-time to the automotive lenders. Some of these third-party LOS also act as resellers for Open Lending, which lowers Open Lending’s customer acquisition costs.
Open Lending’s Ecosystem
Open Lending has built a robust ecosystem of automotive lenders, insurers and borrowers. LPP enables automotive lenders directly and borrowers indirectly to benefit from enhanced access to each other and to Open Lending’s technology, resulting in increased loan generation and access to the automotive market for a larger population.
Value Proposition to Lenders and Dealers
Increased sales volume. LPP allows automotive lenders to add financing solutions and increase underwriting and credit protection solutions that we believe enable such automotive lenders to make more near-prime and non-prime loans with attractive risk return profiles. We believe LPP also allows dealers to sell more vehicles to near-prime and non-prime borrowers by enabling them to make loans to borrowers with additional risk profiles. LPP also helps automotive lenders and dealers make loans on additional vehicles, including financing on older model vehicles, higher mileage used vehicles and on after-market product sales. Used vehicle sales increased in the United States for five consecutive years from 2016 to 2020.
•Ability to finance older model year vehicles. LPP underwriting allows automotive lenders to advance loans on used vehicles up to nine model years old, compared to four to seven model years under traditional automotive loan models, helping expand the sales reach of dealers.
•Ability to finance higher mileage vehicles. Many automotive lenders limit mileage on eligible vehicles to 100,000 miles or less. LPP underwriting guidelines allow automotive lenders to underwrite loans for maximum mileage of 150,000 or less, enabling automotive lenders to finance the purchase of vehicles with higher mileage than is generally available in the market, expanding the sales reach of dealers.
•Higher allowance for after-market product sales. A material profit center for auto dealers is the profit on sale of after-market products such as Guaranteed Asset Protection insurance, or insurance covering the difference between the loan balance and insurance proceeds when a vehicle is damaged, vehicle warranties and extended service plans. Automotive lenders generally impose a maximum limit on the amount of after-market products that can be included in the loan balance. Based on Open Lending’s experience with many automotive lenders, LPP maximum limit on after-market products that can be included in the loan balance is higher, allowing dealers the opportunity to make higher profits. If the automotive lender has a significant flow of direct to consumer auto loans, they also have the ability to sell these products and generate incremental fee income from higher after-market product sales.
Higher risk-adjusted return on assets. In an effort to manage risk, most automotive lenders concentrate their loan portfolios in super prime and prime auto loans. Automotive lenders’ appetite for these loans results in a very efficient market where competition is expressed through interest rates. For automotive lenders that do not have size and scale, the result is a compressed return on assets on their super prime and prime loan portfolios. The near-prime and non-prime segment is much less efficient and consumer behavior is driven more by monthly loan payments than interest rates. Consequently, LPP attempts to enable automotive lenders to generate higher returns on assets and equity than traditional prime and super prime portfolios with a risk profile buttressed by credit protection from highly rated insurers. Additionally, many of the loans generated using LPP have already been processed and denied through the automotive lender’s LOS. The automotive lenders already incur costs for processing such loans and LPP enables such lenders to convert the loss on a denied loan into an earning asset on its books.

Loss mitigation on near-prime and non-prime loans. Near-prime and non-prime auto loans carry more risk and higher losses than super prime and prime auto loans. The default insurance coverage offered to Open Lending’s customers transfers the vast majority of the risk and increased losses to the insurers.

Higher loan advance rates. LPP may enable higher loan advances relative to vehicle value on auto loans. This allows automotive dealers and lenders to get internal approvals more often on requested loan structures instead of receiving counter-offers at lower loan advance rates.
Seamless integration. Open Lending designs its LPP to be easily integrated into the LOS of the financial institutions and existing automotive lenders to enable its customers to facilitate loans and sales using the LPP. This frictionless onboarding makes consumer point-of-sale financing available for dealers and automotive lenders of all sizes.
Enhanced borrower experience. Utilizing LPP, automotive lenders can serve more borrowers and meet a broader range of their financing needs.
Value Proposition to Insurers
Access to our proprietary technology and merchant network. Over the past two decades, Open Lending has built and refined its technology to deliver significant value to automotive lenders and dealers. Open Lending believes its insurer partners would require significant time and investment to build such a technology solution and lender network themselves.
No customer acquisition cost and limited operating expenses. LPP alleviates the need for its insurance carriers to bear any marketing, software development or technology infrastructure costs to insure loans. In addition, by providing claims administration services to the carriers, the insurers have far less administrative burden in servicing the policies.
Unique risk with significant underwriting profitability. Auto loan default coverage is a relatively unique line of insurance for insurers and, historically, Open Lending’s insurers have experienced significant underwriting profitability.
Value Proposition for Borrowers
Lower interest rates. Given the costs and financial goals Open Lending’s automotive lenders target and the specific risk posed by each loan, the goal of LPP is to find the lowest interest rate possible for the borrowers. LPP finds the appropriate risk-based interest rate for each loan application.
Lower payments. Near-prime and non-prime borrowers are more sensitive to monthly payment requirements than interest rates. By allowing longer loan terms, LPP may lead to lower monthly payments for consumers. By eliminating or reducing down payments and lower monthly payments, LPP lowers borrowing costs and gives borrowers more disposable income.
Reduction or elimination of loan down payments. Automotive lenders that use LPP typically have higher loan advance rates relative to vehicle value than most other automotive lenders that do not use LPP, which Open Lending believes eliminates or materially reduces the down payment required of borrowers.
Our Business Model
Open Lending generates revenue of approximately 5% of the balance on each loan originated. Revenue is comprised of fees paid by automotive lenders for the use of LPP to underwrite loans; fees paid by Open Lending’s insurers for claim administration services; and, profit-sharing with insurers providing insurance protection to automotive lenders. Therefore, revenue is comprised of three streams: program fee, administration fee and insurance profit participation. The first two streams provide a fee-based revenue for the loans processed through LPP and the third stream is based on an underwriting profit share paid over the term of the loan. Nearly 70% of the expected revenue is collected by Open Lending in the first 12 months after loan origination, with the balance comprised of administration fees and underwriting profit share that are realized over the remaining life of the loan.
LPP fees vary as a percentage of the loan amount and average approximately $470 per loan, and are recognized upfront upon receipt of the loan by the consumer. The program fee is either paid in one single payment in the month following the month of certification of the loan or in equal monthly payments over the first 12 months following loan certification. Administration fees are collected for claims management performed by Open Lending’s subsidiary, IAS. Administration fees are 3% of monthly insurance premium for as long as a loan remains outstanding. The administration fee is recognized monthly as received and decreases over time as the loan amortizes. The profit share represents Open Lending’s participation in the underwriting profit of the Lenders Protection Program. Open Lending receives 72% of the aggregate monthly insurance underwriting profit on each insurer’s portfolio, calculated as the monthly premium earned by the carrier less the carrier’s expenses and incurred losses. The underwriting profit on each loan is earned or received over its life with the majority earned in the first twelve months of the loan.

Open Lending’s flagship product has been tested through various economic cycles, including the economic downturn in 2008, enabling highly accurate risk pricing and credit decision-making with minimized loss ratios. Open Lending's proprietary risk models have predicted the probability of default with greater than 99% accuracy for all loan applications submitted since 2010.
In addition, Open Lending has not historically had concentration risk in its client base, given that its lending clients are distributed across the country with Open Lending’s top 10 clients consistently accounting for approximately 30% of total program fees over the last three years. With the future certified loan volume Open Lending anticipates from OEM Captives, Open Lending does anticipate concentration risk for some period into the future. Open Lending expects to have significant concentration in its largest automotive lender relationships for the foreseeable future and anticipates that its business will experience significant concentration with OEM Captives throughout 2021.
Open Lending’s digital, success-based offering enables an efficient, low-cost distribution model and offers frictionless setup with minimal startup costs to automotive lenders. Open Lending sources credit unions and bank sales leads from a range of partners for new clients. Compensation to Open Lending’s distribution partners is based on a percentage of the program fees it actually collects and, therefore, is entirely success based. For the fiscal years ended December 31, 2020, 2019 and 2018, the aggregate compensation paid by Open Lending to its distribution partners was $3.0 million, $2.4 million and $1.4 million, respectively. Open Lending’s integration with many LOS systems, some of which also act as resellers, further helps drive client generation and recruitment at minimal additional costs. Open Lending focuses on lenders with over $100 million in automotive loan assets and Open Lending has more than tripled its client base since 2013.
Open Lending’s Partners
Open Lending’s lending partners include credit unions, regional banks, automotive OEM Captives and non-bank auto finance companies. Open Lending has additional partners that provide auto loan sourcing and loan fulfillment services to its automotive lenders. These companies obtain a substantial proportion of their auto purchase or auto refinance applications from internet-based auto selling, buying or consumer credit management sites. Open Lending is also in discussions with additional banks and OEM Captives, with which Open Lending may partner in the future. Open Lending currently partners with AmTrust and CNA as its two insurance carriers.
Competition
Competition for Open Lending occurs at two levels: (1) competition to sign and maintain automotive lenders; and (2) competition to fund near-prime and non-prime auto loans.
Competition to enroll and maintain automotive lenders. For LPP, which combines lending enablement, risk analytics, near-prime and non-prime auto loan performance data, real-time loan decisioning, risk-based pricing and auto loan default insurance, Open Lending does not believe there are any direct competitors. The credit bureaus provide customized risk models for underwriting and most LOS provide for custom underwriting rules and loan underwriting, while third-party lending-as-a-service companies provide turn-key LOS. Most automotive lenders have some minority portion of their auto loan portfolios in near-prime and non-prime loans, however, these near-prime and non-prime loans are generally at lower loan advance rates, shorter loan terms, limited to newer model years of vehicles and lower mileage maximums. A very limited number of national banks and sub-prime lenders underwrite and originate near-prime and non-prime loans with the characteristics of the LPP portfolio.
Competition to fund near-prime and non-prime auto loans. The near-prime and non-prime lending market is highly fragmented and competitive. Open Lending faces competition from a diverse landscape of consumer lenders, including traditional banks and credit unions, as well as alternative technology-enabled lenders like LendingClub Corporation, Square, Inc., Social Finance, Inc., Avant, LLC, Prosper Funding LLC and Credit Acceptance Corporation, among others. Many of Open Lending’s competitors are (or are affiliated with) financial institutions with the capacity to hold loans on their balance sheets. These would include money center banks, super-regional banks, regional banks, OEM Captives, finance companies and sub-prime lenders. Some of these competitors offer a broader suite of products and services than Open Lending does, including retail banking solutions, credit and debit cards and loyalty programs.
Government Regulation
Open Lending operates in a heavily regulated industry that is highly focused on consumer protection. Statutes, regulations and practices that have been in place for many years may be changed, and new laws have been, and may continue to be, introduced to address real and perceived problems in the financial services industry in general and automotive lending in particular. These laws and how they are interpreted continue to evolve.

The regulatory framework to which Open Lending is subject includes U.S. federal, state and local laws, regulations and rules. U.S. federal, state and local governmental authorities, including state financial services and insurance agencies, have broad oversight and supervisory authority over Open Lending’s business. Federal and state agencies also have broad enforcement powers over Open Lending, including powers to investigate Open Lending's business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law.
Open Lending’s business requires compliance with several regulatory regimes, including some applicable to consumer lending. In particular, the laws which Open Lending may be subject to directly or indirectly include:
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
•the Fair Credit Reporting Act ("FCRA"), and its implementing Regulation V, as amended by the Fair and Accurate Credit Transactions Act, which promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies;
•the Fair Debt Collection Practices Act ("FDCPA"), and its implementing Regulation F, the Telephone Consumer Protection Act, as well as state debt collection laws, all of which provide guidelines and limitations concerning the conduct of debt collectors in connection with the collection of consumer debts;
•the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the Gramm-Leach-Bliley Act ("GLBA"), and the California Consumer Protection Act, which include limitations on the disclosure of nonpublic personal information by financial institutions about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;
•the rules and regulations promulgated by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the National Credit Union Administration, as well as state banking regulators;
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
Open Lending is also subject to state insurance, insurance brokering, insurance agency regulations, third-party administration company statutes and similar statutes.
The number and complexity of these laws, and vagaries in their interpretations, present compliance and litigation risks from inadvertent error and omissions which Open Lending may not be able to eliminate from its operation or activities. The laws, regulations and rules described above are subject to legislative, administrative and judicial interpretation, and some of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently-enacted laws and regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which Open Lending is subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class-action lawsuits, with respect to Open Lending’s compliance with applicable laws and regulations.
Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activity regarding consumer finance and insurance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing. Open Lending must comply with state licensing requirements to conduct its business. LPP is licensed as a property and casualty insurance agency and regulated by the insurance regulator in each state in which Open Lending operates. All Lenders Protection sales personnel are individually licensed as property and casualty insurance agents in each state in which they operate. In those states where it is required, IAS is licensed as a third-party administration agent and is regulated by the insurance regulator in each state in which Open Lending operates.
Open Lending is also supervised by regulatory agencies under U.S. law. From time to time, Open Lending may receive examination requests that require Open Lending to provide records, documents and information relating to its business operations. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding Open Lending’s operations and activities.
Employees and Human Capital Resources
As of December 31, 2020, Open Lending employed approximately 104 employees, with substantially all located in Texas. None of Open Lending’s employees is currently represented by a labor union or has terms of employment that are subject to a collective bargaining agreement. Open Lending considers its relationships with its employees to be good and has not experienced any work stoppages.
We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs.
The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, approximately 95% of our employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities at branches and operations centers. All employees are asked to not come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, reimbursing certain child care costs, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.
Available Information
Our website address is www.openlending.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
Item 1A.    Risk Factors
A description of the material and other risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of this Annual Report on Form 10-K before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.
Risks Related to Our Business
Our results of operations and continued growth depend on our ability to retain existing, and attract new, automotive lenders.
A substantial majority of Open Lending’s total revenue is generated from the transaction fees that it receives from its automotive lenders and the profit share that it receives from its insurance company partners in connection with loans made by automotive lenders to the owners or purchasers of used and new automobiles (the “Consumers”) using the LPP. Approximately 5% of the average loan balance on each loan originated is collected by Open Lending as revenue in transaction fees, profit-sharing with insurance companies and administrative fees for claims administration services provided to the insurance companies. If automotive lenders cease to use LPP to make loans, Open Lending will fail to generate future revenues. To attract and retain automotive lenders, Open Lending markets LPP to automotive lenders on the basis of a number of factors, including loan analytics, risk-based pricing, risk modeling and automated decision-technology, as well as integration, customer service, brand and reputation. Automotive lenders are able to leverage the geographic diversity of the loans they can originate through LPP with the simplicity of Open Lending’s five-second all-inclusive loan offer generation. Automotive lenders, however, have alternative sources for internal loan generation, and they could elect to originate loans through those alternatives rather than through LPP. There is significant competition for existing automotive lenders. If Open Lending fails to retain any automotive lenders, and does not enroll new automotive lenders of similar size and profitability, it will have a material adverse effect on Open Lending’s business and future growth. There has been some turnover in automotive lenders, as well as varying activation rates and volatility in usage of the Open Lending platform by automotive lenders, and this may continue or even increase in the future. Agreements with automotive lenders are cancellable on thirty days’ notice and do not require any minimum monthly level of application submissions. If a significant number of existing automotive lenders were to use other competing platforms, thereby reducing their use of LPP, it would have a material adverse effect on Open Lending’s business and results of operations.
A large percentage of revenue for Open Lending is concentrated with Open Lending’s top ten automotive lenders, and the loss of one or more significant automotive lenders could have a negative impact on operating results.
Open Lending’s top ten automotive lenders (including certain groups of affiliated automotive lenders) accounted for 30% of the total program fee revenue over the past three years. Open Lending expects to have significant concentration in Open Lending’s largest automotive lender relationships for the foreseeable future. In the event that one or more of Open Lending’s significant automotive lenders, or groups of automotive lenders terminate their relationships with Open Lending, the number of loans originated through LPP would decline, which would materially adversely affect Open Lending’s business and, in turn, Open Lending’s revenue.
In 2021, Open Lending anticipates that its business will experience significant concentration as OEM Captives fully ramp and deploy LPP nationally across all of their new and used vehicle channels. The size and loan volume of OEM Captives is materially higher than any of Open Lending’s automotive lenders, which Open Lending believes will result in a high concentration of revenue being derived from a limited number of OEM Captives. As a result, if Open Lending were to lose an OEM Captive as one of its customers, or if an existing or anticipated OEM Captive customer were to delay its adoption or deployment of the LPP, this may have a material adverse effect on Open Lending’s future revenues.
Open Lending’s results depend, to a significant extent, on the active and effective adoption of the LPP by automotive lenders.
Open Lending’s success depends on the active and effective adoption of the LPP by automotive lenders in originating loans to near-prime and non-prime borrowers. Open Lending relies on automotive lenders to utilize LPP within their loan origination systems. Although automotive lenders generally are under no obligation to use LPP in generating their loans, the integrated loan and insurance offering by LPP encourages the use of LPP by automotive lenders. Any adverse accounting determinations concerning loans generated by automotive lenders using the LPP could negatively affect further adoption of the LPP. The failure by automotive lenders to effectively adopt LPP would have a material adverse effect on the rate at which they can lend to near-prime and non-prime borrowers and in turn, would have a material adverse effect on Open Lending’s business, revenues and financial condition.
Open Lending has partnered with two major insurance carriers that underwrite and insure the loans generated using the LPP.
Open Lending relies on AmTrust and CNA to insure the loans generated by the automotive lenders using LPP. Open Lending has entered into separate producer and claims service agreements with each of these carriers. The producer and claims service agreements with both insurance carriers generally contain customary termination provisions that allow them to terminate the agreement upon written notice after the occurrence of certain events including, among other things, breach of the producer agreement; changes in regulatory requirements making the agreement unenforceable; or for convenience. If either of these insurance carriers were to terminate their agreements with Open Lending and Open Lending is unable to replace the commitments of the terminating insurance carriers, it would have a material adverse effect on Open Lending’s business, operations and financial condition.
Open Lending’ financial condition and results of operations may be adversely affected by the impact of the global outbreak of the coronavirus.
In March 2020, the World Health Organization declared the novel coronavirus and resulting COVID-19 disease (“COVID-19”) a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures, including imposing travel restrictions for our employees, mandating a global work from home policy, and shifting customer events to virtual-only experiences. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, customer retention, sales and marketing efforts, delay and lengthen our sales cycles, affect our revenue growth rate, or create operational or other challenges, any of which could harm our business and results of operations.
Additionally, the impact of the COVID-19 pandemic has caused and is likely to continue to cause substantial changes in consumer behavior and has caused restrictions on business and individual activities, which have led to and are likely to continue to lead to reduced economic activity. Extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals and businesses to substantially restrict daily activities could continue to have an adverse effect on Open Lending’s financial condition and results of operations.
The economic slowdown attributable to the COVID-19 pandemic has led to a global decrease in vehicle sales in markets around the world. Any sustained decline in vehicle sales would have a substantial adverse effect on Open Lending’s financial condition, results of operations, and cash flow. Moreover, as a result of the restrictions described above and consumers’ reaction to the COVID-19 pandemic in general, showroom traffic at car dealers has dropped significantly and many dealers have temporarily ceased operations, thereby reducing the demand for Open Lending’s products and leading dealers to purchase fewer vehicles. In the event there are extended closures of businesses, furloughs or the suspension of employees from businesses or other developments that reduce the earnings of workers, these developments may negatively impact the ability of consumers to pay their automotive loans, which may lead to higher loan defaults and increased losses for Open Lending’s insurance company partners. Increased losses would result in lower profit share earnings on Open Lending’s existing insured loan portfolio.
The extent and duration of the economic slowdown attributable to the COVID-19 pandemic remains uncertain at this time. A continued significant economic slowdown could have a substantial adverse effect on our financial condition, liquidity, and results of operations. If these conditions persist for an extended term, it could have a material adverse effect on Open Lending’s future revenue and net income.
Open Lending has experienced rapid growth, which may be difficult to sustain and which may place significant demands on its operational, administrative and financial resources.
Open Lending’s revenue growth has caused significant demands on its operational, marketing, compliance and accounting infrastructure, and has resulted in increased expenses, which Open Lending expects to continue as it grows. In addition, Open

Lending is required to continuously develop and adapt its systems and infrastructure in response to the increasing sophistication of the consumer finance market and regulatory developments relating to existing and projected business activities and those of automotive lenders. Open Lending’s future growth will depend, among other things, on its ability to maintain an operating platform and management system sufficient to address growth and will require Open Lending to incur significant additional expenses and to commit additional senior management and operational resources.
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

The LPP is vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks or similar disruptions, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data. Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in Open Lending’s industry. Functions that facilitate interactivity with other internet platforms could increase the scope of access of hackers to user accounts. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of Open Lending products to the satisfaction of Open Lending’s clients and their consumers may harm Open Lending’s reputation and Open Lending’s ability to retain existing clients. Although Open Lending has in place systems and processes that are designed to protect data, prevent data loss, disable undesirable accounts and activities and prevent or detect security breaches, Open Lending cannot assure you that such measures will provide absolute security. If an actual or perceived breach of security occurs to Open Lending’s systems or a third party’s systems, Open Lending could also be required to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including notifying users or regulators.
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
The experience of Open Lending’s senior management is a valuable asset to Open Lending. Open Lending’s management team has significant experience in the consumer loan business, is responsible for many of Open Lending’s core competencies and would be difficult to replace. Competition for senior executives in consumer lending industry is intense, and Open Lending may not be able to attract and retain qualified personnel to replace or succeed members of Open Lending’s senior management team or other key personnel. Failure to retain talented senior leadership could have a material adverse effect on Open Lending’s business.
Open Lending’s projections are subject to significant risks, assumptions, estimates and uncertainties. As a result, Open Lending’s projected revenues, market share, expenses and profitability may differ materially from our expectations.
Open Lending operates in a rapidly changing and competitive industry and Open Lending’s projections will be subject to the risks and assumptions made by management with respect to its industry. Operating results are difficult to forecast because they generally depend on a number of factors, including the competition Open Lending faces, its ability to attract and retain automotive lenders, the active and effective adoption of the LPP by automotive lenders in originating loans to near-prime and non-prime borrowers, Open Lending’s profit share assumptions and general industry trends. Additionally, as described herein, Open Lending’s revenue is impacted, to a significant extent, by the general economy and the financial performance of automotive lenders. Open Lending’s business may be affected by reductions in consumer spending from time to time as a result of a number of factors which may be difficult to predict. This may result in decreased revenue levels, and Open Lending may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause Open Lending’s operating results in a given quarter to be higher or lower than expected. If actual results differ from Open Lending’s estimates, analysts may negatively react and our stock price could be materially impacted.
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
From time to time, Open Lending is also involved in, or the subject of, reviews, requests for information, investigations and proceedings (both formal and informal) by state and federal governmental agencies, including insurance regulators and the Department of Insurance of many states, regarding Open Lending’s business activities and Open Lending’s qualifications to conduct its business in certain jurisdictions, which could subject Open Lending to significant fines, penalties, obligations to change its business practices and other requirements resulting in increased expenses and diminished earnings. Open Lending’s involvement in any such matter could also cause significant harm to its reputation and divert management attention from the operation of its business, even if the matters are ultimately determined in Open Lending’s favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities.
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
These computer systems and third-party data centers may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health pandemics, terrorist attacks, cyber-attacks or other events. Any such catastrophes could have a negative effect on the Open Lending business and technology infrastructure (including its computer network systems), on automotive lenders and insurance carriers and on Consumers. Catastrophic events also could prevent or make it more difficult for Consumers to travel to automobile dealers’ locations to shop, thereby negatively impacting Consumer spending in the affected regions (or in severe cases, nationally), and could interrupt or disable local or national communications networks, including the payment systems network, which could prevent Consumers from making purchases or payments (temporarily or over an extended period). These events also could impair the ability of third parties to provide critical services to Open Lending. All of these adverse effects of catastrophic events could result in a decrease in the use of Open Lending’s solution and payments to Open Lending, which could have a material adverse effect on the Open Lending business.
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
General economic conditions and the willingness of lenders to deploy capital impacts Open Lending’s performance. The generation of new loans through LPP, as well as the transaction fees and other fee income to Open Lending associated with such loans, is dependent upon sales of automobiles by dealers. Dealers’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, or business conditions affecting a particular automobile dealer, industry vertical or region. Weak economic conditions also could extend the length of dealers’ sales cycle and cause customers to delay making (or not make) purchases of automobiles. The decline of sales by dealers for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for automotive lenders, and therefore, for us. This risk is particularly acute with respect to the largest automobile dealers associated with automotive lenders that account for a significant amount of Open Lending platform revenue.
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
Open Lending has a term loan outstanding in the original principal amount of $170,000,000 (the “Term Loan”) that was incurred under that certain Credit Agreement, dated as of March 11, 2020, among Open Lending, UBS AG, Stamford Branch, as administrative agent, the lenders from time to time party thereto and the other parties thereto, as amended (the “Credit Agreement”). A portion of the proceeds of the Term Loan were used to, among other things, finance a distribution to its equity investors prior to the consummation of the Business Combination. The Term Loan bears interest at a variable rate of LIBOR plus 6.50% (subject to a LIBOR floor of 1%) or the base rate plus 5.50%. The obligations of Open Lending under the Credit Agreement are guaranteed by all of its subsidiaries and secured by substantially all of the assets of Open Lending and its subsidiaries, in each case, subject to certain customary exceptions. The Term Loan has a maturity date of March 11, 2027.

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
Open Lending relies on a combination of trademarks, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect its proprietary rights. Open Lending has service mark registrations in the United States. Open Lending also owns the domain name rights for Openlending.com, Openlending.net, Openlending.us, Dev-openlending.com, Lendersprotection.org, Lendersprotection.us, Len-pro.org, Lend-pro.us, Lend-pro.net, Lendpro.net, Lendpro.org, Lendpro.us, Lend-pro.com, Lendersprotection.com, Sayyestomoreloans.com, Sayyestomoreloans.net, as well as other words and phrases important to the Open Lending business. Nonetheless, third parties may challenge, invalidate or circumvent Open Lending’s intellectual property, and Open Lending’s intellectual property may not be sufficient to provide it with a competitive advantage.
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
GAAP is subject to standard setting or interpretation by the Financial Accounting Standards Board ("FASB"), the Public Company Accounting Oversight Board ("PCAOB"), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on Open Lending’s reported financial results and could affect the reporting of transactions completed before the announcement of a change.
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
In connection with administration of LPP, Open Lending must comply with various regulatory regimes, including those applicable to consumer credit transactions, various aspects of which are untested as applied to Open Lending’s business model. Insurance producing and claims administration services subject Open Lending to state regulation on a 50-state basis. The complex regulatory environment of the credit and insurance industries are subject to constant change and modification. While changes to statutes and promulgating new regulations may take a substantial amount of time, issuing regulatory guidance with the force of law in the form of opinions, bulletins, and notices can occur quickly. Also, consumer credit and insurance regulators often initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. As a result, Open Lending is subject to a constantly evolving regulatory environment that is difficult to predict, which may affect Open Lending’s business. The laws to which Open Lending directly or its services by contract are or may be subject directly or indirectly include:
•state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, and unfair or deceptive business practices;
•the Truth-in-Lending Act, and its implementing Regulation Z, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions;
•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits UDAAP, in connection with any consumer financial product or service;
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
•the FCRA, and its implementing Regulation V, as amended by the Fair and Accurate Credit Transactions Act, which promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies;
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
•the GLBA, and the California Consumer Protection Act, which include limitations on the disclosure of nonpublic personal information by financial institutions about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;
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
Automotive lenders and insurance carriers are subject to federal and/or state supervision and regulation. Federal regulation of the banking or insurance industries, along with tax and accounting laws, regulations, rules, and standards, may limit their operations significantly and control the methods by which they conduct business. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance requirements. For example, the Dodd-Frank Act imposes significant regulatory and compliance obligations on financial institutions. Regulatory requirements affect automotive lenders’ lending and investment practices and insurance carriers’ offerings, among other aspects of their businesses, and restrict transactions between Open Lending and its automotive lenders and insurance carriers. These requirements may constrain the operations of automotive lenders and insurance carriers, and the adoption of new laws and changes to, or repeal of, existing laws may have a further impact on Open Lending’s business.
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

Federal and state agencies have broad enforcement powers over Open Lending, including powers to investigate Open Lending's business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. The continued focus of regulators on the consumer financial services industry has resulted, and could continue to result, in new enforcement actions that could, directly or indirectly, affect the manner in which Open Lending conducts its business and increase the costs of defending and settling any such matters, which could negatively impact its business. In some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require Open Lending to implement certain changes to its business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. There is no assurance that any future settlements will not have a material adverse effect on Open Lending’s business.
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
As a public company, we will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
We qualify as an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies this could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the Company is deemed to be a "large accelerated filer," as defined by the Securities Exchange Act of 1934, as amended, or the Exchange Act, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in our initial public offering. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We may elect not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we will rely on these exemptions, which may result in a less active trading market for our common stock and its stock price may be more volatile.
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
Our ability to successfully operate the business is dependent upon the efforts of certain of our key personnel. It is possible that we will lose some key personnel, the loss of which could negatively impact our operations and profitability. Furthermore, certain of our key personnel may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
Our principal stockholders and management control us and their interests may conflict with yours in the future.
Our executive officers and directors and significant affiliated stockholders own nearly 30% of the outstanding voting stock of the Company as of the date of this report. Each share of our common stock initially entitles its holders to one vote on all matters presented to stockholders generally. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of our directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendments of the certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership. This concentration of ownership may delay or deter possible changes in control of Open Lending, which may reduce the value of an investment in our common stock. So long as they continue to own a significant amount of the combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control decisions of the Company.
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
Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claim for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (3) any action asserting a claim pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the Western District of Texas shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
We recognize that the Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the State of Texas. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the Western District of Texas may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
Risks Related to Our Common Stock
An active trading market for our common stock may not be sustained, which may make it difficult to sell the shares of our common stock you purchase.
An active trading market for our common stock may not be sustained, which would make it difficult for you to sell your shares of our common stock at an attractive price (or at all). The market price of our common stock may decline below your purchase price, and you may not be able to sell your shares of our common stock at or above the price you paid for such shares (or at all).
There can be no assurance that we will be able to comply with the continued listing standards of NASDAQ.
If NASDAQ delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
Following the recently completed underwritten public offering, nearly 30% of the outstanding shares of our common stock is held by entities affiliated with us and our executive officers and directors. Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. In addition, in connection with the underwritten public offering that closed on December 14, 2020, all of our directors, our executive officers and the selling stockholders each agreed, subject to certain exceptions, to be subject to a 90-day lock-up restriction in connection with this offering. The market price of our common stock may decline when this lock-up restriction lapses.
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
If securities and industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend, in part, on the research and reports that securities and industry analysts publish about us and our business. Securities and industry analysts do not currently, and may never, cover the Company. If securities and industry analysts do not commence coverage of the Company, the trading price of our stock would likely be negatively impacted. If one or more of the securities or industry analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of the Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Open Lending leases its office space, which consists of 25,368 square feet located in 1501 South MoPac Expressway, Austin, TX 78746 (Suite 450). Open Lending’s lease runs for a period of 100 months commencing on October 1, 2020. Open Lending believes its current office space is sufficient to meet its needs until the expiration of its lease.

Item 3.        Legal Proceedings
As of the date of this Annual Report on Form 10-K, we were not a party to any material legal proceedings. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on its financial position, results of operations or cash flows.

Item 4.        Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ under the symbol "LPRO". As of March 12, 2021 the closing price of our common stock on the NASDAQ was $40.04, and there were approximately 44 registered shareholders of record.

Underwritten Public Offering and Share Repurchase
On December 14, 2020, we completed an underwritten public offering of 9,500,000 shares of our common stock at a public offering price of $28.00 per share. All shares were sold by existing stockholders, including Nebula Holdings, LLC and its affiliates, Bregal Sagemount and certain executive officers of the Company. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,425,000 additional shares of common stock. We did not sell any shares and did not receive any of the proceeds of the offering.
Pursuant to a Stock Repurchase Agreement, dated as of December 7, 2020, between Open Lending and the selling stockholders, we repurchased from the selling stockholders an aggregate number of 1,395,089 shares of our common stock totaling $37.5 million at the same per share price paid by the underwriters to the selling stockholders in the offering.
Dividend Policy
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
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to the section in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (“2021 Proxy Statement”) entitled “Equity Compensation Plan Information.”
The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
Stock Performance Graph
The stock performance graph below shows the cumulative total stockholder return of an investment of $100 at the market close on June 10, 2020, which was the Closing Date of the Business Combination, in (i) our common stock, (ii) the S&P 500 Index, and (iii) common stock of a selected group of peer issuers (the "Peer Group"). The Peer Group tracks the weighted average stock price performance of equity securities of nine companies in our industry, including PayPal Holdings, Inc., Verisk Analytics, Inc., Equifax Inc., FleetCor Technologies, Inc., Jack Henry & Associates, Inc., Repay Holdings Corporation, Square, Inc., TransUnion, and WEX Inc.. Data for the S&P 500 Index and the Peer Group assumes reinvestment of dividends. Our common stock had a closing stock price of $13.75 on June 10, 2020, and the stock price performance shown in the graph below is based on historical data and is not indicative of, nor intended to forecast, future stock price performance of our stock.
The following graph and its related information is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

PART II

Item 6.    RESERVED.

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “intends,” “will,” or similar terms. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. The following discussion should be read together with the consolidated financial statements and notes to those financial statements included elsewhere in this report.
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks and OEM Captives. Our clients, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $9.2 billion in automotive loans, accumulating over 20 years of proprietary data and developing over two million unique risk profiles. We currently cater to approximately 355 active automotive lenders.
We specialize in risk-based pricing and modeling and provide automated decision-technology for automotive lenders throughout the United States. We believe that we address the financing needs of near-prime and non-prime borrowers, or borrowers with a credit bureau score between 560 and 699, who are underserved in the automotive finance industry. Traditional lenders focus on prime borrowers, where an efficient market has developed with interest rate competition that benefits borrowers. Independent finance companies focus on sub-prime borrowers. Borrowers that utilize the near-prime and non-prime automotive lending market have fewer lenders focused on loans with longer terms or higher advance rates. As a result, many near-prime and non-prime borrowers turn to sub-prime lenders, resulting in higher interest rate loan offerings than such borrower's credit profile often merits or warrants. We seek to make this market more competitive, resulting in more attractive loan terms.
Our flagship product, LPP, enables automotive lenders to make loans that are largely insured against losses from defaults. We have been developing and advancing the proprietary underwriting models used by LPP for approximately 20 years. We believe LPP provides significant benefits to our growing ecosystem of automotive lenders, automobile dealers and insurers.
A key element of LPP is the ability to facilitate risk-based interest rates that are appropriate for each loan and lender and electronically submitted to our automotive lenders within approximately five seconds after we receive a loan application. Our interest rate pricing is customized to each automotive lender, reflecting the cost of capital, loan servicing costs, loan acquisition costs, expected recovery rates and target return on assets of each automotive lender. Using our risk models, we project monthly loan performance results, including expected losses and prepayments for automotive lenders that use LPP. The product of this process is a risk-based interest rate, inclusive of elements to recover all projected costs, program fees and insurance premiums, given the risk of the loan, to return a targeted return on asset goal.
We believe that our market opportunity is significant. The near-prime and non-prime automotive loan market is $250 billion annually, resulting in an approximately $14.4 billion annual revenue opportunity. We are currently serving less than 1% of this market, providing a significant growth opportunity.
Executive Overview
We facilitate certified loans and have achieved financial success by increasing our penetration of the near-prime and non-prime automotive loan market while diversifying our customer base and refining our data analysis capabilities.
During the year ended December 31, 2020, we facilitated 94,226 certified loans, representing an increase of 20.1% from 78,434 in the year ended December 31, 2019, which in turn increased by 38.3% from 56,705 in the year ended December 31, 2018.
Total revenue was $108.9 million for the year ended December 31, 2020, representing an increase of 17.3% from $92.8 million in the year ended December 31, 2019, which in turn increased by 77.9% from $52.2 million in the year ended December 31, 2018. Revenue increased by $19.2 million as a result of the adoption of ASC 606 for the year ended December 31, 2019. Prior period annual results have not been restated so this lack of comparability should be considered in reviewing this discussion and analysis.
Operating income was $56.7 million for the year ended December 31, 2020, representing a decline of 9.4% from $62.6 million in the year ended December 31, 2019, which in turn increased by 119.9% from $28.5 million in the year ended December 31, 2018.

Net loss was $(97.6) million for the year ended December 31, 2020, representing a decrease of (256.0)% from net income of $62.5 million in the year ended December 31, 2019, which in turn increased by 121.2% from $28.3 million in the year ended December 31, 2018.
Adjusted EBITDA was $69.5 million for the year ended December 31, 2020, representing an increase of 7.1% from $64.9 million in the year ended December 31, 2019, which in turn increased by 107.4% from $31.3 million in the year ended December 31, 2018.
Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures”.
Highlights
The table below summarizes the total dollar-value of insured loans we facilitated, the number of new contracts we signed with automotive lenders and the number of OEM Captive relationships we entered into for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
	(in thousands, except number of contracts or OEM Captives)
Value of insured loans facilitated (1)	$2,126,327	$1,755,175	$1,246,551
Number of contracts signed with automotive lenders	55	77	58
Number of OEM Captives contracted	—	2	—
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
Automotive Loans
We refer to “automotive loans” as the number of loans facilitated through LPP during a given period. Additionally, we refer to loans with a one-time upfront payment as “single-pay” loans and those paid over twelve months in monthly installments as “monthly-pay” loans.
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
Recent Developments
Underwritten Public Offering and Share Repurchase
On December 14, 2020, we completed an underwritten public offering of 9,500,000 shares of our common stock at a public offering price of $28.00 per share. All shares were sold by existing stockholders, including Nebula Holdings, LLC and its affiliates, Bregal Sagemount and certain executive officers of the Company. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,425,000 additional shares of common stock. We did not sell any shares and did not receive any of the proceeds of the offering.
Pursuant to a Stock Repurchase Agreement, dated as of December 7, 2020, between Open Lending and the selling stockholders, we repurchased from the selling stockholders an aggregate number of 1,395,089 shares of our common stock totaling $37.5 million at the same per share price paid by the underwriters to the selling stockholders in the offering.
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
Credit Agreement
On March 11, 2020, we entered into the Credit Agreement. The Term Loan in a principal amount of $170.0 million was funded on March 12, 2020. The proceeds of the Term Loan were used to, among other things, finance a distribution to our equity investors prior to the consummation of the Business Combination. The Term Loan bears interest at LIBOR plus 6.50% (subject to a 1% LIBOR floor) or the base rate plus 5.50%. Our obligations under the Credit Agreement are guaranteed by all of our subsidiaries and secured by substantially all of the assets of Open Lending and its subsidiaries, in each case, subject to certain customary exceptions. The Term Loan has a maturity date of March 11, 2027. Subject to the terms and conditions set forth in the Credit Agreement, we may be required to make certain mandatory prepayments prior to maturity. Voluntary prepayments and certain mandatory prepayments may be subject to certain prepayment premiums in the first year after the date thereof.
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
Non-Liquidating Cash Distribution
On March 24, 2020, Open Lending, LLC’s Board of Managers approved a non-liquidating cash distribution to its unitholders’ in the amount of $135.0 million. See “Liquidity and Capital Resources—Unitholders’ Distribution.”
Coronavirus Outbreak
The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on our operating results, financial condition and cash flows. The extent of the impact of COVID 19 on our operational and financial performance will depend on certain developments, including the duration and continued spread of the disease, the impact on our revenues which are generated with automobile lenders and insurance company partners and driven by consumer demand for automobiles and automotive loans, extended closures of businesses, continued high unemployment and the overall impact on our customer behavior, all of which are uncertain and cannot be predicted. We have seen a reduction in loan applications and certified loans throughout most of 2020. As consumers and lenders have adjusted to the pandemic, application and certification levels have increased, but are not back to pre-pandemic levels when comparing existing lending institutions to the same lending institution’s prior year performance. Lenders’ forbearance programs, government stimulus packages, extended unemployment benefits and other government assistance via the Cares Act passed on March 27, 2020 have resulted in a reduction in expected defaults since the onset of the pandemic. As these programs’ accessibility diminishes, defaults may increase. The potential increase in defaults may impact our revenues and subsequent recovery as the automotive finance industry and overall economy recover. We continue to closely monitor the current macro environment, particularly the impact of the recent COVID-19 pandemic on monetary and fiscal policies.

Redemption of Public Warrants
As of October 19, 2020, we redeemed all of our outstanding public warrants that had not been exercised as of October 13, 2020, which resulted in the exercise of 9,160,776 warrants for proceeds to us of $105.3 million and the redemption of 5,883 public warrants at a redemption price of $0.01 per warrant.
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
Key factors affecting our operating results include the following:
Growth in the Number of Financial Institutions
The growth trend in active automotive lenders using LPP is a critical variable directly affecting revenue and financial results. It influences the number of loans funded on LPP and, therefore, the fees that we earn and the cost of the services that we provide. Growth in our active automotive lender relationships will depend on our ability to retain existing automotive lenders, add new automotive lenders and expand to new industry verticals.
Competition
We face competition to enroll and maintain automotive lenders as well as competition to fund near-prime and non-prime auto loans. For LPP, which combines lending enablement, risk analytics, near-prime and non-prime auto loan performance data, real-time loan decisioning, risk-based pricing and auto loan default insurance, we do not believe there are any direct competitors. The emergence of direct competitors, providing risk, analytics and loss mitigation, which are core elements of our business, could materially impact our ability to sign and maintain automotive lenders' customers. The near-prime and non-prime lending market is highly fragmented and competitive. We face competition from a diverse landscape of consumer lenders, including traditional banks and credit unions, as well as alternative technology-enabled lenders. The emergence of other insurers, in competition with our insurers, could materially impact our business. Increased competition for loans, which reduce the ability of our automotive lenders to source loan application flow and or capture loans, could materially adversely impact our business.
Profit Share Assumptions
We rely on assumptions to calculate the value of profit share revenue, which is our share of insurance partners’ underwriting profit. To the extent these assumptions change, our profit share revenue will be adjusted. Please refer to “Critical Accounting Policies and Estimates” for more information on these assumptions.
Industry Trends and General Economic Conditions
Our results of operations have in the past been fairly resilient to economic downturns but in the future may be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending and consumer demand for automotive products. As general economic conditions improve or deteriorate, the amount of disposable income consumers have tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors such as interest rate levels, changes in monetary and related policies, market volatility, consumer confidence, the impact of the pandemic crisis and, particularly, the unemployment rate also influence consumer spending and borrowing patterns. At the end of first quarter 2020, changes in facts and circumstances and general market conditions from the COVID-19 pandemic resulted in lower expectations of future operating results, and in response, we lowered our initial anticipated revenue and profit share on historic business. In the following quarters of 2020, we have adopted a more favorable near-term outlook as a result of better than anticipated performance through the year-end.
Concentration
We have not historically had significant concentration risk in our client base, given that our lending clients are distributed across the country with our top ten clients accounting for approximately 30% of total program fees over the last three years. Going forward, however, we expect significant growth in loan volume from OEM Captives relative to that of other automotive lenders. Therefore, we anticipate concentrated risk for some period of time. Additionally, our largest insurance partner accounted for the vast majority of our profit share and claims administration service fee revenue during the years ended December 31, 2020, 2019 and 2018. Termination or disruption of this relationship could materially adversely impact our revenue.
Basis of Presentation

We conduct business through one operating segment and we operate in one geographic region, the United States. See Note 2 "Summary of Significant Accounting and Reporting Policies" of the accompanying consolidated financial statements for more information.
Components of Results of Operations
Total Revenues
Revenue. Our revenue is generated through three streams: program fees paid to us by lenders, profit share and claims administration service fees paid to us by insurance partners.
Program fees. Program fees are paid by automotive lenders for use of our LPP and analytics. These fees are based on a percentage of each certified loan’s original principal balance and are recognized as revenue by us upfront upon receipt of the loan by the consumer. The fee percentage rate varies by type of loan. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts to the lender with fees capped at $600 per loan. This cap may vary for certain large volume lenders. For loans with 12 monthly equal installments, the fee paid by the lender is a flat 3.0% of the total amount of the loan and is not capped.
Profit share. Profit share represents our participation in the underwriting profit of our third-party insurance partners who provide lenders with credit default insurance on loans the lenders make using LPP. We receive a percentage of the aggregate monthly insurance underwriting profit. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including reserves for incurred but not reported losses), with losses accrued and carried forward for future profit share calculations.
Claims administration service fees. Claims administration service fees are paid to us by third-party insurers for credit default insurance claims adjudication services performed by our subsidiary IAS on its insured servicing portfolio. The administration fee is equal to 3.0% of the monthly insurance premium for as long as the loan remains outstanding.
Cost of Services and Operating Expenses
Cost of services. Cost of services primarily consists of fees paid to third party resellers for lead-generation efforts, compensation and benefits expense relating to employees engaged in lenders’ services and claims administration activities, fees paid for actuarial services related to the development of the monthly premium program and fees for integration with loan origination systems of automotive lenders. We generally expect cost of services to increase in absolute dollars as the total number of certified loans continues to grow, but remain relatively constant in the near to immediate term as a percentage of our program fee revenue.
General and administrative expenses. General and administrative expenses are comprised primarily of expenses relating to employee compensation and benefits, share-based compensation, travel, meals and entertainment expenses, IT expenses and professional and consulting fees. In the near term we expect our general and administrative expenses to increase in absolute dollar terms and as a percentage of revenue as we implement the internal control and compliance procedures required of public companies. In the intermediate term, we expect our general and administrative expenses to continue to increase in absolute dollars as the total number of certified loans continues to grow.
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits of employees engaged in selling and marketing activities. We generally expect our selling and marketing expenses to increase in absolute dollars as the total number of certified loans continues to grow, but remain constant in the near to immediate term as a percentage of our program fee revenue.
Research and development expenses. Research and development expenses consist of employee compensation and benefits expenses for employees engaged in ongoing development of its software technology platform. We generally expect our research and development expenses to increase in absolute dollars as our business continues to grow.
Other Income (Expense)
Change in fair value of contingent consideration. Change in fair value of contingent consideration reflects the non-cash impact of changes in the fair value of Company common stock issued as contingent consideration in connection with our Business Combination on June 10, 2020. The fair value of contingent consideration is based on a Monte Carlo simulation of the Company’s common stock as compared to certain market share price milestones, and is primarily based on our peer group due to our limited history, as well as our future implied volatility, a significant unobservable input. The change in the fair value of contingent consideration during the twelve months ended December 31, 2020 was driven by the change in fair value from June 10, 2020 through the date immediately before each tranche of contingent consideration shares vested.
Interest expense. Interest expense includes interest payments and the amortization of the debt issuance costs in connection with the notes payable.

Other Income (Expense). For the year ending December 31, 2020, other income (expense) includes a $(4.3) million non-cash charge related to a change in the measurement of our Tax Receivable Agreement liability as a result of changes in our blended state tax rate. Please see Note 18 "Income Taxes". During the twelve months ended December 31, 2019 and 2018, other income (expense) primarily consists of sponsorship and registration fees for our annual Executive Leadership Conference.
Results of Operations
The following table sets forth selected consolidated statements of income data for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	% Change	2019	% Change	2018
	(in thousands)
Revenue
Program fees	$43,995	20.0%	$36,667	46.4%	$25,044
Profit share	60,392	13.9%	53,038	113.6%	24,835
Claims administration service fees	4,505	43.4%	3,142	35.8%	2,313
Total revenue	108,892	17.3%	92,847	77.9%	52,192
Cost of services	9,786	25.4%	7,806	69.6%	4,603
Gross profit	99,106	16.5%	85,041	78.7%	47,589
Operating expenses
General and administrative	32,584	136.6%	13,774	13.6%	12,125
Selling and marketing	7,841	4.8%	7,482	20.9%	6,188
Research and development	1,964	67.9%	1,170	45.9%	802
Operating income	56,717	(9.4)%	62,615	119.9%	28,474
Change in fair value of contingent consideration	(131,932)	—%	—	—%	—
Interest expense	(11,601)	3,502.8%	(322)	(5.6)%	(341)
Interest income	202	741.7%	24	84.6%	13
Other income (expense)	(4,377)	(2,321.8)%	197	15.9%	170
Income/ (loss) before income taxes	(90,991)	(245.6)%	62,514	120.8%	28,316
Provision (benefit) for income taxes	6,573	(22,010.0)%	(30)	(181.1)%	37
Net income (loss) and comprehensive income (loss)	$(97,564)	(256.0)%	$62,544	121.2%	$28,279

Key Performance Measures
The following table set forth key performance measures for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	% Change	2019	% Change	2018
	(earned premium in thousands)
Certified loans	94,226	20.1%	78,434	38.3%	56,705
Single-pay	76,031	25.1%	60,794	31.5%	46,223
Monthly-pay	18,195	3.1%	17,640	68.3%	10,482
Average program fees	$467	(0.2)%	$468	5.9%	$442
Single-pay	430	0.8%	426	5.2%	405
Monthly-pay	623	1.8%	612	0.5%	609
Insurance partners’ annual earned premium	$151,006	44.2%	$104,720	35.8%	$77,101

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Revenue

	For Years Ended December 31,
	2020	2019	$ Variance	% Change
	(in thousands)
Program fees	$43,995	$36,667	$7,328	20.0%

Profit share
New certified loan originations	62,032	48,181	13,851	28.7%
Change in estimated future revenues	(1,640)	4,857	(6,497)	(133.8)%
Total profit share	60,392	53,038	7,354	13.9%

Claims administration service fees	4,505	3,142	1,363	43.4%
Total revenue	$108,892	$92,847	$16,045	17.3%
Total revenue increased by $16.0 million, or 17.3%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase in total revenue was driven by an increase in anticipated profit share, program fees and claims administration service fee revenues on new originations.
Program fee revenue increased by $7.3 million, or 20.0%, for the year ended December 31, 2020 when compared to the year ended December 31, 2019. Despite the impact of the COVID-19 pandemic, certified loan volume was up by 20.1% for the year ended December 31, 2020, as compared to the prior year.
Profit share revenue increased by $7.4 million, or 13.9%, for the year ended December 31, 2020 when compared to the year ended December 31, 2019. This increase in profit share revenue was driven primarily by a $13.9 million increase in anticipated profit share from new originations during the current year as compared to 2019. Despite this increase in new business, our year to date results were negatively impacted by a $(1.6) million reduction in estimated future underwriting profit share for claims and premiums associated with business written in historic periods, primarily as a result of the economic slowdown attributable to the COVID-19 pandemic. This reduction in future profit share is a change in estimated variable consideration in accordance with ASC 606.
Revenue from claims administration service fees, which represents 3.0% of our insurance partners’ annual earned premium, increased by $1.4 million, or 43.4%, for the year ended December 31, 2020 as compared to 2019 due to a 44.2% increase in total earned premium.
Cost of Services, Gross Profit and Gross Margin

	For Years Ended December 31,
	2020	2019	$ Variance	% Change
	(in thousands)
Revenue	$108,892	$92,847	16,045	17.3%
Cost of services	9,786	7,806	1,980	25.4%
Gross profit	$99,106	$85,041	$14,065	16.5%
Gross margin	91.0%	91.6%
Costs of services increased by $2.0 million, or 25.4%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily driven by an increase in fees paid to resellers, an increase in employee compensation and benefits expense and an increase in costs for actuarial services.
Gross profit increased by $14.1 million, or 16.5%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, driven by an increase in anticipated profit share, programs fees and claims administration revenues on new originations.
Operating Expenses, Operating Income and Operating Margin

	For Years Ended December 31,
	2020	2019	$ Variance	% Change
	(in thousands)
Revenue	$108,892	$92,847	$16,045	17.3%
Gross profit	99,106	85,041	14,065	16.5%
Operating expenses:
General and administrative	32,584	13,774	18,810	136.6%
Selling and marketing	7,841	7,482	359	4.8%
Research and development	1,964	1,170	794	67.9%
Operating income	$56,717	$62,615	$(5,898)	(9.4)%
Operating margin	52.1%	67.4%
General and administrative expenses increased by $18.8 million, or 136.6%, for the year ended December 31, 2020 when compared to the year ended December 31, 2019. The year ended December 31, 2020 includes $9.1 million in transaction bonuses awarded to key employees and directors of Open Lending, LLC and $2.2 million of non-cash charges incurred in connection with the accelerated vesting of share-based awards, which were incurred during the second quarter 2020, as a result of the Business Combination. In connection with the underwritten public offering by the selling stockholders during the fourth quarter, we incurred approximately $0.7 million in legal and professional fees. General and administrative expenses also reflect an increase of $2.1 million in employee compensation and benefits and $2.4 million in directors and officers liability insurance, in addition to $2.7 million in professional service fees associated with public filings and our implementation of enhanced internal control and compliance procedures required of public companies; offset by a decline of $1.2 million in travel expenses due to the COVID-19 pandemic.
Selling and marketing expenses increased by $0.4 million, or 4.8%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to an increase of $0.6 million in employee compensation and benefits expense to sales and account management employees, driven by increased sales; partially offset by a $0.2 million decrease in marketing and promotion expenses.
Research and development expenses increased by $0.8 million, or 67.9%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to an increase in headcount costs driven by an increase in engineering personnel to support LPP.
Operating income for the year ended December 31, 2020, declined by $5.9 million, or 9.4%, as compared to the year ended December 31, 2019, which was primarily attributable to the increase in operating expenses associated with the Business Combination including, the $9.1 million transaction bonuses, $4.0 million in employee compensation and benefits related to increased headcount as we expand our business, $2.4 million for directors and officers liability insurance, $2.2 million due to the accelerated recognition of share-based compensation, and $3.4 million in professional service fees. The increase in operating expenses was partially offset by the increase of $14.1 million in gross profit as discussed above, and a $1.2 million decrease in travel expenses.

Contingent Consideration
During the year ended December 31, 2020, we recorded $131.9 million in non-cash charges for the change in the fair value of contingent consideration from June 10, 2020 through the vesting of the contingent consideration.
Interest Expense
Interest expense during the year ended December 31, 2020, increased by $11.3 million as compared to the prior year, as a result of entering into our term loan agreement in first quarter 2020.
Other Income (Expense)
For the year ending December 31, 2020, other income (expense) includes a $(4.3) million non-cash charge related to a change in the measurement of our Tax Receivable Agreement liability as a result of changes in our blended state tax rate. Please see Note 18 "Income Taxes". During the twelve months ended December 31, 2019 and 2018, other income (expense) primarily consists of sponsorship and registration fees for our annual Executive Leadership Conference.
Income Taxes
Our effective tax rate for the year ended December 31, 2020 was (7.2)%, as compared to an effective tax rate of (0.1)% for the year ended December 31, 2019. The change in the effective tax rate for both comparative periods is due primarily to the taxable entity structure adopted in connection with the Business Combination that was consummated on June 10, 2020. Also, in relation to the Business Combination, we incurred significant non-deductible expenses including, but not limited to, the change in fair value of contingent consideration.
Net Income (Loss)
For the reasons discussed above, we recorded a net loss of $(97.6) million during the year ended December 31, 2020, as compared to a net income of $62.5 million during the year ended December 31, 2019.
Adjusted EBITDA
For the year ended December 31, 2020, Adjusted EBITDA increased by $4.6 million, or 7.1%, as compared to the year ended December 31, 2019. Adjusted EBITDA margin for the year ended December 31, 2020, decreased to 63.8% as compared to 69.9% for the year ended December 31, 2019. The decline in Adjusted EBITDA during the year ended December 31, 2020 as compared to the previous year reflects a $(1.6) million reduction in estimated future underwriting profits primarily as a result of the economic impact of the COVID-19 pandemic. Our 2020 results were also impacted by an increase in general and administrative expenses as we implement the internal control and compliance procedures required of public companies.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Revenue
Results presented for the year ended December 31, 2019 reflect the impact of our adoption of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) and related cost capitalization guidance, which was adopted by us on January 1, 2019, using the modified retrospective transition method. The adoption of ASC 606 resulted in our recognizing as revenue the share of our insurance partners’ aggregate underwriting profit to which we expect to be entitled in the future. We therefore makes assumptions about future premiums and claims to be experienced on our insurance partner’s portfolios. Were these assumptions to differ from actual premium and claims, we would revise our expectations relating to business underwritten by our insurance partners in historic periods. These revisions, if positive, are also booked as revenue or, if negative, are netted against revenue. In application of the modified retrospective transition method, our prior period results have not been restated to reflect the impact of ASC 606. This lack of comparability should be considered in reviewing this discussion and analysis. Refer to Notes to Consolidated Financial Statements for further information on the impact of the adoption of ASC 606.
The following table provides the components of our total revenue for the years ended December 31, 2019 and 2018:

	For Years Ended December 31,
	2019	2018	$ Variance	% Change
	(in thousands)
Program fees	$36,667	$25,044	$11,623	46.4%
Profit share	53,038	24,835	28,203	113.6%
Claims administration service fees	3,142	2,313	829	35.8%
Total revenue	$92,847	$52,192	$40,655	77.9%
Total revenue increased by $40.7 million or 77.9% for the year ended December 31, 2019 as compared to the year ended December 31, 2018 due to a 38.3% increase in certified loans, along with an overall 1.8% increase in average loan amount and a $19.2 million increase in profit share revenue that resulted from the adoption of ASC 606. As our prior period results have not been restated, the comparability to the year ended December 31, 2018 is impacted.
Program fees revenue increased by $11.6 million, or 46.4%, for the year ended December 31, 2019 when compared to the year ended December 31, 2018, primarily driven by a 38.3% increase in certified loans. Program fee revenue for the year ended December 31, 2019 also benefited from higher average program fees earned on single-pay certified loans, which increased by 5.2% as compared to the year ended December 31, 2018, and a 68.3% increase in monthly-pay certified loans, which have higher average program fees per loan. As a result, program fee revenue from monthly-pay certified loans increased to represent 29.4% of total program fee revenue in the year ended December 31, 2019, compared to 25.5% for the year ended December 31, 2018. In future periods we expect a significant increase in certified loans from OEM Captives, which would increase the proportion of single-pay certified loans.
Profit share revenue increased by $28.2 million, or 113.6%, for the year ended December 31, 2019 when compared to the year ended December 31, 2018 due to 38.3% growth in certified loans, which translated into 35.8% growth in our insurance partners’ annual earned premium, and $19.2 million, or 77.4%, due to the adoption of ASC 606. Of the $19.2 million increase resulting from the adoption of ASC 606, $14.4 million relates to the recognition of the share of our insurance partners’ aggregate underwriting profit to which we expect to be entitled. The remaining $4.9 million relates to the revision of our expectations for claims and premiums related to business written in historic periods.
Revenue from claims administration service fees, which represents 3.0% of our insurance partners’ annual earned premium, increased by $0.8 million, or 35.8% for the year ended December 31, 2019 as compared to the year ended December 31, 2018 due to a 35.8% increase in total earned premium and a 663.5% increase in earned premium from CNA pursuant to the CNA Agreement.
Cost of Services, Gross Profit and Gross Margin
The following table shows our revenue, cost of services, gross profit and gross margin for the years ended December 31, 2019 and 2018:

	For Years Ended December 31,
	2019	2018	$ Variance	% Change
	(in thousands)
Revenue	$92,847	$52,192	$40,655	77.9%
Cost of services	7,806	4,603	3,203	69.6%
Gross profit	$85,041	$47,589	$37,452	78.7%
Gross margin	91.6%	91.2%
Costs of services increased by $3.2 million, or 69.6%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily driven by an increase in fees paid to resellers, first-time costs associated with credit risk evaluation, an increase in employee compensation and benefits expense and an increase in costs for actuarial services.
Gross profit increased by $37.5 million, or 78.7% for the year ended December 31, 2019 as compared to the year ended December 31, 2018, due to organic revenue growth and the impact of adopting ASC 606; offset by the 69.6% increase in cost of services. For the same reasons, gross margin increased to 91.6% for the year ended December 31, 2019 as compared to 91.2% for the year ended December 31, 2018.
Operating Expenses, Operating Income and Operating Margin

The following table shows revenue, the components of our operating expenses, operating income and operating margin for the years ended December 31, 2019 and 2018:

	For Years Ended December 31,
	2019	2018	$ Variance	% Change
	(in thousands)
Revenue	$92,847	$52,192	$40,655	77.9%
Gross profit	85,041	47,589	37,452	78.7%
Operating expenses:
General and administrative	13,774	12,125	1,649	13.6%
Selling and marketing	7,482	6,188	1,294	20.9%
Research and development	1,170	802	368	45.9%
Operating income	$62,615	$28,474	$34,141	119.9%
Operating margin	67.4%	54.6%
General and administrative expenses increased by $1.6 million, or 13.6% for the year ended December 31, 2019 when compared to the year ended December 31, 2018 primarily due to an increase in employee compensation and benefits expenses, driven by an increase in headcount, an increase in travel, meals and entertainment costs, an increase in IT costs, and an increase in professional and consulting fees. These increases were partially offset by a decline in share-based compensation expense and a decline in business development expenses. In the short term, we expect to experience an increase in its general & administrative expenses as we implement the internal control and compliance procedures required of public companies.
Selling and marketing expenses increased by $1.3 million, or 20.9%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to an increase in employee compensation and benefits expense due to increased sales activity, partially offset by a decline in share-based compensation and a decline in marketing expenses.
Research and development expenses increased by $0.4 million, or 45.9%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 due to an increase in headcount costs related to an increase in engineering personnel.
Operating income for the year ended December 31, 2019, increased by $34.1 million, or 119.9% as compared to the year ended December 31, 2018 primarily due to the aforementioned 78.7% increase in gross profit, offset primarily by the 13.6% increase in general administrative expenses and the 20.9% increase in selling and marketing expenses. As a result of the above, operating margin increased from 54.6% for the year ended December 31, 2018 to 67.4% for the year ended December 31, 2019.
Net Income
For the reasons discussed above and considering the immaterial impact of other expenses and income tax for the year, our net income for the year ended December 31, 2019 increased by $34.3 million or 121.2% as compared to the year ended December 31, 2018.
Adjusted EBITDA
For the year ended December 31, 2019, Adjusted EBITDA increased by $33.6 million or 107.4% as compared to the year ended December 31, 2018, as a result of the 121.2% increase in net income, offset by a smaller adjustment for share-based compensation, which decreased by 22.9%. For the same reasons, Adjusted EBITDA margin for the year ended December 31, 2019 increased to 69.9% as compared to 60.0% in the year ended December 31, 2018. Please see “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income.
Liquidity and Capital Resources
Cash Flow and Liquidity Analysis
We assesses liquidity primarily in terms of our ability to generate cash to fund operating and financing activities. A significant portion of our cash from operating activities are derived from our profit share arrangements with our insurance partners, which are subject to judgements and assumptions and are, therefore, subject to variability. Refer to “Critical Accounting Policies and Estimates” and “Risk Factors” for a full description of the related estimates, assumptions, and judgments.
The following table provides a summary of cash flow data:

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$24,640	$41,762	$28,601
Net cash used in investing activities	$(1,196)	$(99)	$(106)
Net cash provided by (used in) financing activities	$70,806	$(44,901)	$(21,376)
Cash Flows from Operating Activities
Our cash flows provided by operating activities primarily consists of operating income and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, prepaid expenses, contract assets, accounts payable and accrued expenses.
Our net cash from operating activities for the year ended December 31, 2020 was $24.6 million. For the year ended December 31, 2020, net cash provided by operating activities was primarily attributable to income excluding the impact of fair value adjustment of contingent consideration as well as increased payments collected from customers on account receivables; partially offset by a $26.4 million increase in contract assets.
For the year ended December 31, 2019, net cash provided by operating activities was $41.8 million. This cash provided was primarily from an increase in net income. Cash provided by operating activities also resulted from $2.0 million in share-based compensation, which was offset by a $21.7 million increase in contract assets due to the ASC 606 adoption, $1.8 million increase in accounts receivable, and a $0.8 million increase in prepaid expenses.
For the year ended December 31, 2018, net cash provided by operating activities was $28.6 million. This cash provided was primarily from an increase in net income. Cash provided by operating activities also resulted from $2.5 million in share-based compensation, which was offset by a $2.6 million change in unbilled revenue, a $0.4 million change in accounts receivable, and a $0.5 million change in prepaid expenses.
Net cash payments on notes payable for the years ended December 31, 2020, 2019 and 2018 related to our indebtedness totaled $6.5 million, $2.5 million and $2.5 million, respectively. Our net cash from operating activities for the years ended December 31, 2020, 2019 and 2018 was $24.6 million, $41.8 million and $28.6 million, respectively. Accordingly, our net cash from operating activities for the years ended December 31, 2020, 2019 and 2018 was sufficient to cover these payments.
Cash Flows from Investing Activities
For the years ended December 31, 2020, 2019 and 2018, net cash used in investing activities was $1.2 million, $0.1 million and $0.1 million, respectively. This cash was used primarily for purchases of furniture and equipment.
Cash Flows from Financing Activities.
Our cash flows provided by and used in financing activities primarily consist of proceeds from issuance of long-term debt and the associated debt issuance cost, repayment of notes payable, distributions to Open Lending, LLC’s unitholders, share repurchases, proceeds from stock warrant exercise transactions and our equity recapitalization.
For the year ended December 31, 2020, net cash provided by financing activities was $70.8 million. The cash inflow includes $159.9 million in net proceeds associated with our term loan secured through a credit agreement entered into March 11, 2020, and $105.3 million in proceeds received in connection with stock warrant exercise transactions. The cash used primarily consisted of a $135.6 million distribution to Open Lending, LLC’s unitholders, $37.5 million related to our repurchase of 1,395,089 shares of our common stock held in treasury stock on December 14, 2020, $14.9 million in connection with our recapitalization, net of transaction costs, and $6.5 million of debt principal repayments.
For the year ended December 31, 2019, net cash used in financing activities was $44.9 million. This cash used primarily consisted of a $2.5 million debt principal repayment and a $42.4 million distribution to Open Lending, LLC’s unitholders.
For the year ended December 31, 2018, net cash used in financing activities was $21.4 million. This cash used primarily consisted of a $2.5 million debt principal repayment and a $18.9 million distribution to Open Lending, LLC’s unitholders.
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

Tax Receivable Agreement
In connection with the Closing, the Company entered into a Tax Receivable Agreement with Nebula, the Blocker, Blocker’s sole shareholder, and Open Lending LLC. The Tax Receivable Agreement generally provides for the payment by the Company to the TRA holders, as applicable, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or are deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Blocker and/or Open Lending LLC that existed prior to the Business Combination and were attributable to the Blocker; (ii) certain increases in the tax basis of Open Lending LLC’s assets resulting from the Transactions; (iii) imputed interest deemed to be paid by the Company as a result of payments the Company makes under the Tax Receivable Agreement; and (iv) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings. As of December 31, 2020 the liability recognized for the Tax Receivable Agreement was $92.4 million. There was a $(4.3) million non-cash charge related to a change in the measurement of our Tax Receivable Agreement liability as a result of changes in our blended state tax rate. Please see Note 18 "Income Taxes".
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
Unitholders’ Distribution
On March 24, 2020, Open Lending, LLC’s Board of Managers approved a non-liquidating cash distribution to its Members in the amount of $135.0 million and retained cash reserves of $35.0 million in light of recent events, including the uncertainties created by the occurrence of the COVID-19 pandemic. The cash reserve is in excess of the minimum requirements under the Company’s Credit Agreement.
As of December 31, 2020, our cash and cash equivalents and restricted cash was $104.1 million. Projected operating cash flows and available cash on hand is expected to support our business operations for the foreseeable future. Given the uncertainty in market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to its business and financial position.
Our liquidity and ability to fund its capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Risk Factors.” If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or it may not be able to obtain future financings to meet its liquidity needs.
Other Factors Affecting Liquidity and Capital Resources
Operating Lease Obligations. Our operating lease obligation consists of a lease of real property under a non-cancellable operating lease executed on June 17, 2019 (the “G&I Lease”), with G&I VII Barton Skyway LP, a Delaware limited partnership, to lease an office space located at 1501 South MoPac Expressway, Austin, TX 78746 (Suite 450) for a period of 100 months commencing on October 1, 2020. The lease agreement provides an extension option for a period of 60 months beyond the end of the initial term, subject to specific conditions. Under the G&I Lease, there are $0.8 million of operating lease obligations due within the next twelve months.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by management to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. In addition, they provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income (loss) excluding interest expense, income taxes, depreciation and amortization expense, share-based compensation expense, change in fair value of contingent consideration, change in measurement - Tax Receivable Agreement and transaction bonuses as a result of the Business Combination.
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net income (loss)	$(97,564)	$62,544	$28,279
Non-GAAP adjustments:
Change in fair value of contingent consideration	131,932	—	—
Transaction bonuses	9,112	—	—
Change in measurement – Tax Receivable Agreement	4,292	—	—
Interest expense	11,601	322	341
Provision (benefit) for income taxes	6,573	(30)	37
Depreciation and amortization expense	752	105	80
Share-based compensation	2,828	1,984	2,572
Total adjustments	167,090	2,381	3,030
Adjusted EBITDA	69,526	64,925	31,309
Total net revenue	$108,892	$92,847	$52,192
Adjusted EBITDA margin	63.8%	69.9%	60.0%
For the year ended December 31, 2020, Adjusted EBITDA increased by $4.6 million, or 7.1%, as compared to year ended December 31, 2019. Adjusted EBITDA margin for the year ended December 31, 2020 decreased to 63.8% as compared to 69.9% for the year ended December 31, 2019. The increase in Adjusted EBITDA during the year ended December 31, 2020 reflects our revenue growth driven by an increase in certified loan volume, year over year, partially offset by an increase in the cost of sales and operating expenses during the current year. The decline in Adjusted EBITDA margin during the year ended December 31, 2020 as compared to the previous year reflects a $(1.6) million reduction in estimated future underwriting profits primarily as a result of the economic impact of the COVID-19 pandemic. Our current year margin was also affected by an increase in general and administrative expenses as we implement the internal control and compliance procedures required of public companies.
For the year ended December 31, 2019, Adjusted EBITDA increased by $33.6 million, or 107.4%, as compared to year ended December 31, 2018. Adjusted EBITDA margin for the year ended December 31, 2019 increased to 69.9% as compared to 60.0% for the year ended December 31, 2018. The increase in Adjusted EBITDA during the year ended December 31, 2019 reflects organic revenue growth and the impact of adopting ASC 606; partially offset by an increase in the cost of sales and operating expenses.
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on its consolidated balance sheets. We bases our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
The consolidated financial statements have been prepared in accordance with U.S. GAAP. To prepare these financial statements, we makes estimates, assumption, and judgments that affect what we reports as our assets and liabilities, what we disclose as contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented.
In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, depreciation and amortization, contingencies, share-based compensation, and income taxes, and bases its estimates, assumptions, and judgments on its historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare these consolidated financial statements. See Note 2 'Summary of Significant Accounting and Reporting Policies” in the notes accompanying our financial statements for a summary of our significant accounting policies, and discussion of recent accounting pronouncements.
Profit Share Revenue Recognition

We recognize revenues in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Application of ASC 606 requires us to make judgments and estimates related to the classification, measurement and recognition of revenue. Our revenue primarily consists of program fees derived from contracts with lending institutions, and profit share and claims administration service fees from contracts with insurance carriers, and is recognized when the contractual performance obligation is satisfied. See Note 11 "Revenue”, of the accompanying consolidated financial statements for more information.
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
For profit share revenue recognition purposes, particularly to measure the profit share variable consideration, we update our forecast of loan default and prepayment assumptions on a quarterly basis. The loan default rate also incorporates multiple macro-economic scenarios with conservatism embedded in a stressed scenario to ensure a representation of an economic recession.
When we deem it necessary, we back-test the major estimate assumptions to ensure the accuracy of the revenue recognition model. We also benchmark back-testing results of our forecast defaults rates against those reported by auto lenders. We update our profit-share forecasting model on an annual basis, resulting in a forecasted prepayment rate consistent with actual prepayment rates.
The impact on profit share revenue for the year ended December 31, 2020 resulting from our sensitivity analysis is summarized below:

Assumptions	Defaults		Prepayments		Severity
Stress size	10.0%	(10.0)%	10.0%	(10.0)%	10.0%	(10.0)%
Impact on revenue	(5.9)%	6.0%	(2.6)%	2.8%	(5.7)%	5.7%
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
Although we believe the Company has no material uncertain tax positions as of December 31, 2020 or December 31, 2019, no assurance can be given that the final outcome of these matters will align with the positions reflected within these financial statements.
Share-Based Compensation Awards
We measure and recognize compensation expense for all share-based awards made to employees based on estimated fair values on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as occurred. To determine the fair value of the share-based awards, we use the closing price of our common stock publicly traded on NASDAQ on the date of grant for RSU awards, we utilize a waterfall model set-up using the Monte-Carlo simulation framework for profit interests, and we utilize the Black-Scholes option pricing model to value stock options, both of which models involve inputs for the share value of Open Lending, expected share volatility, expected term of the awards, risk-free interest rate and expected dividend.
This determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in the subjective assumptions can materially affect the estimate of their fair value. See Note 12 "Share-Based Compensation", of the accompanying consolidated financial statements for more information.
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
We also intend to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.
New Accounting Standards Issued But Not Yet Adopted
See Note 2 "Summary of Significant Accounting and Reporting Policies" to the consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.
Off Balance Sheet Arrangements
We have not engaged in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Related Party Transactions
Pursuant to a Stock Repurchase Agreement, dated as of December 7, 2020, between Open Lending and the selling stockholders, as part of the underwritten public offering as described above, we repurchased from the selling stockholders an aggregate number of 1,395,089 shares of our common stock totaling $37.5 million at the same per share price paid by the underwriters to the selling stockholders in the offering.
On March 25, 2020, Mr. Jessup borrowed $6.0 million from Open Lending in accordance with the promissory note in place and the loan was paid in full by Mr. Jessup on March 30, 2020, with proceeds received as a result of the non-liquidating distribution paid by Open Lending to its members.
We incurred consulting expenses of approximately $0.7 million and $0.6 million in the years ended December 31, 2019 and 2018, respectively, with entities owned by members of our management team and board of directors. These expenses include consulting fees paid to EWMW, LP, owned by Sandy Watkins, former Chairman of our board of directors, fees related to marketing services provided by Objective Advisors, Inc., owned by the wife of John Flynn, CEO of our company, and human resource services rendered by HireBetter, LLC, which is owned by Kurt Wilkin, a former member of our board of directors.
We believe the terms obtained or consideration that it paid, as applicable, in connection with the transactions described above were comparable to terms available or the amounts that would be paid, as applicable, in arm’s-length transactions.

Contractual Obligations
As of December 31, 2020, our principal commitments consisted of obligations under the Credit Agreement and operating lease obligations. The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt principal, interest and fees	$236,970	$17,438	$36,647	$38,584	$144,301
Operating lease obligations	7,475	774	1,763	1,865	3,073
Other contractual commitments	574	445	129	—	—
Total contractual obligations	$245,019	$18,657	$38,539	$40,449	$147,374
Please see “Liquidity and Capital Resources” for a discussion of our debt and operating lease obligations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our operations include activities in the United States. These operations expose us to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes toward vehicle ownership. We monitor and manage these financial exposures as an integral part of its overall risk management program.
Market Risk
In the normal course of business we are exposed to market risk and have established policies designed to protect against the adverse effects of this exposure. We are exposed to risks associated with general economic conditions and the impact of the economic environment on the willingness of consumers to finance auto purchases. Specifically, economic factors such as interest rate levels, changes in monetary and related policies, market volatility, consumer confidence and, unemployment rates in particular also influence consumer spending and borrowing patterns. We also face risk from competition to sign, maintain and develop new relationships with auto lenders as well as competition from a wide variety of auto lenders who are (or are affiliated) with financial institutions and have capacity to hold loans on their balance sheets.
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
Interest Rate Risk
We entered into the Credit Agreement providing for the Term Loan on March 11, 2020, requiring us to make monthly principal and interest payments based on a rate of LIBOR plus 6.50% (subject to a 1% LIBOR floor) or the base rate plus 5.50%. We had $166.8 million of borrowings outstanding under the Term Loan as of December 31, 2020.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Open Lending Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Open Lending Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of New ASU 2014-09

As discussed in Note 2 and Note 11 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2020.

Austin, Texas

March 16, 2021

OPEN LENDING CORPORATION
Consolidated Balance Sheets
(In thousands, except for number of shares and par value per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$101,513	$7,676
Restricted cash	2,635	2,222
Accounts receivable	4,352	3,767
Current contract assets	50,386	29,782
Prepaid expenses	1,873	479
Other current assets	2,018	205
Deferred transaction costs	—	1,081
Total current assets	162,777	45,212
Property and equipment, net	1,201	299
Operating lease right-of-use assets, net	5,733	—
Non-current contract assets	38,956	33,169
Deferred tax asset, net	85,218	—
Other non-current assets	124	506
Total assets	$294,009	$79,186
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	3,442	1,337
Accrued expenses	3,033	2,006
Income tax payable	1,640	—
Current notes payable	4,888	2,484
Other current liabilities	4,005	2,366
Total current liabilities	17,008	8,193
Non-current notes payable, net of debt issuance costs	152,859	829
Non-current operating lease liabilities	5,138	—
Other non-current liabilities	92,382	—
Total liabilities	$267,387	$9,022
Commitments and contingencies - See Note 15
Redeemable convertible Series C preferred units, 0 and 14,278,603 units issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate liquidation preference of $0 and $40,089,539 as of December 31, 2020 and 2019, respectively	—	304,943
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 10,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 126,803,096 shares outstanding as of December 31, 2020, and 37,631,052 shares issued and outstanding as of December 31, 2019	1,282	376
Additional paid-in capital	491,246	7,626
Accumulated deficit	(428,406)	(242,781)
Treasury stock at cost, 1,395,089 shares at December 31, 2020, and 0 shares at December 31, 2019	(37,500)	—
Total stockholders’ equity (deficit)	26,622	(234,779)
Total liabilities and stockholders’ equity (deficit)	$294,009	$79,186
See accompanying Notes to the Consolidated Financial Statements

OPEN LENDING CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except for number of shares and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue
Program fees	$43,995	$36,667	$25,044
Profit share	60,392	53,038	24,835
Claims administration service fees	4,505	3,142	2,313
Total revenue	108,892	92,847	52,192
Cost of services	9,786	7,806	4,603
Gross profit	99,106	85,041	47,589
Operating expenses
General and administrative	32,584	13,774	12,125
Selling and marketing	7,841	7,482	6,188
Research and development	1,964	1,170	802
Operating income	56,717	62,615	28,474
Change in fair value of contingent consideration	(131,932)	—	—
Interest expense	(11,601)	(322)	(341)
Interest income	202	24	13
Other income (expense)	(4,377)	197	170
Income (loss) before income taxes	(90,991)	62,514	28,316
Provision (benefit) for income taxes	6,573	(30)	37
Net income (loss) and comprehensive income (loss)	$(97,564)	$62,544	$28,279
Preferred distribution to redeemable convertible Series C preferred units	(40,689)	(11,058)	(9,066)
Accretion to redemption value of redeemable convertible Series C preferred units	47,537	(163,425)	(63,311)
Net loss attributable to common stockholders	$(90,716)	$(111,939)	$(44,098)
Net loss and comprehensive loss per common share
Basic and diluted net loss per share	$(1.09)	$(2.97)	$(1.17)
Weighted average basic and diluted shares of common stock outstanding	82,908,772	37,631,052	37,631,052
See accompanying Notes to the Consolidated Financial Statements

OPEN LENDING CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except for number of shares and units)

	Redeemable Convertible Series C Preferred		Common Units		Series A and B Preferred Units		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2017	21,906,852	$78,207	22,073,571	$3,011	29,058,266	$478	—	$—	$—	$(78,358)	$—	$(74,869)
Retroactive application of the recapitalization	(7,628,249)	—	(22,073,571)	(3,011)	(29,058,266)	(478)	37,631,052	376	3,113	—	—	—
Balance as of December 31, 2017, as adjusted	14,278,603	78,207	—	—	—	—	37,631,052	376	3,113	(78,358)	—	(74,869)
Fair value adjustment of redemption option	—	63,311	—	—	—	—	—	—	—	(63,311)	—	(63,311)
Share-based compensation	—	—	—	—	—	—	—	—	2,529	—	—	2,529
Distribution to Open Lending, LLC unitholders	—	—	—	—	—	—	—	—	—	(26,420)	—	(26,420)
Net income	—	—	—	—	—	—	—	—		28,279	—	28,279
Balance as of December 31, 2018	14,278,603	141,518	—	—	—	—	37,631,052	376	5,642	(139,810)	—	(133,792)
ASC 606 Transition Adjustment	—	—	—	—	—	—	—	—		32,768	—	32,768
Fair value adjustment of redemption option	—	163,425	—	—	—	—	—	—	—	(163,425)	—	(163,425)
Share-based compensation	—	—	—	—	—	—	—	—	1,984	—	—	1,984
Distribution to Open Lending, LLC unitholders	—	—	—	—	—	—	—	—	—	(34,858)	—	(34,858)
Net income	—	—	—	—	—	—	—	—		62,544	—	62,544
Balance as of December 31, 2019	14,278,603	304,943	—	—	—	—	37,631,052	376	7,626	(242,781)	—	(234,779)
Fair value adjustment of redemption option	—	(47,537)	—	—	—	—	—	—	—	47,537	—	47,537
Distribution to Open Lending, LLC unitholders	—	—	—	—	—	—	—	—	—	(135,598)	—	(135,598)
Recapitalization transaction, net of transaction costs	(14,278,603)	(257,406)	—	—	—	—	54,218,857	542	242,001	—	—	242,543
Deferred tax asset	—	—	—	—	—	—	—	—	1,874	—	—	1,874
Fair value of contingent consideration at June 10, 2020	—	—	—	—	—	—	—	—	(347,089)	—	—	(347,089)
Share-based compensation plan	—	—	—	—	—	—	—	—	2,828	—	—	2,828
Stock warrant exercise	—	—	—	—	—	—	9,160,776	92	105,257	—	—	105,349
Issuance of earn out shares	—	—	—	—	—	—	23,750,000	238	419,606	—	—	419,844
Release of lock up shares	—	—	—	—	—	—	3,437,500	34	59,143	—	—	59,177
Share repurchase	—	—	—	—	—	—	(1,395,089)	—	—	—	(37,500)	(37,500)
Net loss	—	—	—	—	—	—	—	—	—	(97,564)	—	(97,564)
Balance as of December 31, 2020	—	$—	—	$—	—	$—	126,803,096	$1,282	$491,246	$(428,406)	$(37,500)	$26,622

See accompanying Notes to the Consolidated Financial Statements

OPEN LENDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(97,564)	$62,544	$28,279
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	2,828	1,984	2,529
Depreciation and amortization	1,768	105	80
Change in fair value of contingent consideration	131,932	—	—
Deferred income taxes	4,734	—	—
Non-cash interest expense	—	92	30
Changes in assets & liabilities
Accounts receivable	(585)	(1,829)	(443)
Unbilled revenue	—	—	(2,612)
Contract assets	(26,391)	(21,714)	—
Operating lease right-of-use assets	(548)	—	—
Prepaid expenses	(313)	(830)	(540)
Other current and non-current assets	(1,431)	(481)	(140)
Accounts payable	2,105	583	378
Accrued expenses	1,027	896	184
Income tax payable	1,640	—	—
Operating lease liabilities	(280)	—	—
Other current and noncurrent liabilities	5,718	412	856
Net cash provided by operating activities	24,640	41,762	28,601
Cash flows from investing activities
Purchase of property and equipment	(1,196)	(99)	(106)
Net cash used in investing activities	(1,196)	(99)	(106)
Cash flows from financing activities
Repayments of notes payable	(6,521)	(2,500)	(2,500)
Proceeds from issuance of long-term debt	170,000	—	—
Payment on debt issuance cost	(10,061)	—	—
Distributions to Open Lending, LLC unitholders	(135,598)	(42,401)	(18,876)
Proceeds from stock warrant exercises	105,349	—	—
Share repurchase	(37,500)	—	—
Recapitalization transaction, net of transaction costs	(14,863)	—	—
Net cash provided by (used in) financing activities	70,806	(44,901)	(21,376)
Net change in cash and cash equivalents and restricted cash	94,250	(3,238)	7,119
Cash and cash equivalents and restricted cash at the beginning of the year	9,898	13,136	6,017
Cash and cash equivalents and restricted cash at the end of the year	$104,148	$9,898	$13,136
Supplemental disclosure of cash flow information:
Interest paid	$10,444	$320	$346
Income tax paid (refunded), net	144	(40)	37
Right of use assets obtained in exchange for lease obligations	5,362	—	—
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$101,513	$7,676	$11,072
Restricted cash	2,635	2,222	2,064
Total	$104,148	$9,898	$13,136
Non-cash investing and financing:
Change in fair value of redeemable convertible Series C preferred units	$(47,537)	$163,425	$63,311
Conversion of preferred stock to common stock	257,406	—	—
Distributions accrued but not paid	—	—	7,544
See accompanying Notes to the Consolidated Financial Statements

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

1.Description of Business
Open Lending Corporation, headquartered in Austin, Texas, provides loan analytics, risk-based loan pricing, risk modeling, and automated decision technology for automotive lenders throughout the United States of America which allows each lending institution to book incremental non-prime and near-prime automotive loans out of their existing business flow. The Company also operates as a third-party administrator that adjudicates insurance claims and refunds on those automotive loans.
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

2.Summary of Significant Accounting and Reporting Policies
a)Basis of presentation and consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts of Open Lending and all its subsidiaries that are directly or indirectly owned or controlled by the Company. All intercompany transactions and balances have been eliminated upon consolidation. Certain prior year amounts, such as deferred transaction costs, have been reclassified to conform to the December 31, 2020 balance sheet presentation.
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
In connection with the Business Combination, all outstanding units of Open Lending, LLC were converted into common stock of the Company, par value $0.01 per share, representing a recapitalization, and the net assets of Nebula were acquired at historical cost, with no goodwill or intangible assets recorded. Open Lending, LLC was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing are

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

those of Open Lending, LLC. The shares and corresponding capital amounts and net income (loss) per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. The number of Series C preferred units in mezzanine equity was also retroactively restated in shares reflecting the exchange ratio, and the carrying amount of the Series C Preferred Units is based on the fair value of its redemption amount on each reporting date. All Series C Preferred Units were converted to the Company’s common stock on the closing date of the Business Combination.
b)Coronavirus outbreak
The outbreak of the novel coronavirus (“COVID-19”) that was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on our operating results, financial condition and cash flows. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and continued spread of the disease, the impact on our revenues which are generated with automobile lenders and insurance company partners and driven by consumer demand for automobiles and automotive loans, extended closures of businesses, rising unemployment and the overall impact on our customer behavior, all of which are uncertain and cannot be predicted. We are diligently working to ensure that we can continue to operate with minimal disruption, mitigate the impact of the pandemic on our employees’ health and safety, and address potential business interruptions on ourselves and our customers. We believe that the COVID-19 pandemic, the mitigation efforts and the resulting economic impact have had, and may continue to have, an overall adverse effect on our business, results of operations and financial condition. We have seen a reduction in loan applications and certified loans throughout most of 2020. As consumers and lenders have adjusted to the pandemic, application and certification levels have increased, but are not back to pre-pandemic levels when comparing existing lending institutions to the same lending institution’s prior year performance. Lenders’ forbearance programs, government stimulus packages, extended unemployment benefits and other government assistance via the Cares Act passed on March 27, 2020 have resulted in a reduction in expected defaults since the onset of the pandemic. As these programs’ accessibility diminishes, defaults may increase. The potential increase in defaults may impact our revenues and subsequent recovery as the automotive finance industry and overall economy recover. We continue to closely monitor the current macro environment, particularly the impact of the recent COVID-19 pandemic on monetary and fiscal policies.
c)Emerging growth company
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
The Company will remain an emerging growth company until the earliest of (i) the Company is deemed to be a "large accelerated filer," as defined in the Exchange Act, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of its common stock in its initial public offering.
d)Use of estimates and judgements
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
Some significant items subject to such estimates and assumptions include, but are not limited to, profit share revenue recognition and the corresponding impact on contract asset, the recognition of the valuations of share-based compensation arrangements, valuation of contingent consideration, and assessing the realizability of deferred tax assets. These estimates, although based on actual historical trend and modeling, may potentially show significant variances over time.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

In connection with the estimation of profit share revenue recognition and the related contract asset under Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), we use forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and default severity rates. These assumptions are based on our observations of the historical behavior for loans with similar risk characteristics. The assumptions also take into consideration the forecast adjustments under various macroeconomic conditions, including the potential impact from the COVID-19 pandemic, and the current mix of the underlying portfolio of our insurance partners. As the Company closely monitors the development of the pandemic and its ongoing impact on Open Lending's business, management has accordingly adjusted these assumptions during the year ended December 31, 2020 as a result of changes in facts and circumstances and general market conditions derived from the COVID-19 pandemic.
e)Income taxes
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
The Company records potential interest and penalties related to an underpayment of income taxes as other expenses and penalties included within other income (expenses) in the consolidated statements of operations and comprehensive income (loss).
f)Cash and cash equivalents
Cash and cash equivalents consists of cash held in checking and savings accounts. The Company considers all highly liquid investments with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of the Company’s cash and cash equivalents at the time of purchase.
g)Restricted cash
Restricted cash relates to deposits held in a financial institution for the processing of automated clearing house transactions and funds held on behalf of insurance partners to settle insurance claims. As a third-party administrator of insurance claims and refund adjudication, the Company collects funds from insurance partners which are intended to be used to settle insurance claims and process funds on behalf of the insurance partners. The balance of the funds held on behalf of insurance partners was $2.6 million and $2.2 million at December 31, 2020 and 2019 respectively; there is an offsetting liability that is included in “Other current liabilities” on the accompanying consolidated balance sheets.
h)Accounts receivable
Accounts receivable includes program fees billed to the customers, for which payments are expected to be received within 30 days from billing. The program fees are assessed at the time when the customer uses LPP to certify consumer loans and are billed either as an upfront fee or in twelve (12) equal installments. The Company bills the customers for the upfront fee in the month the service is provided and for the monthly installment fee over twelve (12) months. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statement of cash flows. The Company does not maintain an allowance for doubtful accounts for estimated losses with respect to its accounts receivable portfolio due to the short time frame within which the receivable amounts are settled by the customers and there is not any historical evidence of credit losses on trade accounts receivable. The Company does not have any off-balance-sheet credit exposure related to its customers. There have not been any charge-offs against the Company’s accounts receivable portfolio for the periods presented.
i)Property and equipment
Property and equipment acquired by the Company are recorded at cost, less accumulated depreciation, and impairment losses, if any. Major additions and improvements are capitalized while maintenance and repairs that do not improve or

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

extend the useful life of the respective asset are expensed as incurred. Depreciation, which is presented within the general and administrative expense caption, is calculated using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of property and equipment ranges from three to eight years. The assets are reviewed for impairment whenever events or changes in circumstances indicate that the amount recorded may not be recoverable, and if not recoverable based on the assets’ expected undiscounted cash flows, an impairment is recognized to the extent that the carrying amount exceeds the fair value.
 Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.
j)Fair value measurements
The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market.
When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
•Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices), for substantially the full term of the asset or liability.
•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
k)Revenue recognition
The Company’s revenue is derived from program fees from lending institutions, profit share on the production of insurance contracts for third party insurance carriers and claims administration service for those same insurance carriers. Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Upon the adoption of ASC 606, where the Company’s performance obligations have been completed, but the final amount of transaction price is unknown, we estimate the amount of the transaction price we expect to be entitled to under the Company’s customer contracts. We recognize subsequent adjustments to an estimated transaction price upon the receipt of additional information or final settlement, whichever occurs first. Prior to the adoption of ASC 606, we recognized revenue when persuasive evidence or an arrangement existed, services had been rendered, transaction price had been determinable and collectability had been reasonably assured.
For program fees, we provide customers (i.e. automotive lending institutions) with access to and use of the Company’s Lenders Protection Program (“LPP”), which is a Software as a Service platform that facilitates loan decision making and automated underwriting by third-party lenders and the issuance of credit default insurance through third-party insurance providers. For each loan processed through the platform, the Company receives a usage fee based on a percentage of the original principal balance of the loan covered under the LPP. The program fee arrangements are assessed at the time the platform usage occurs and is either paid upfront or over a twelve (12) month installment basis.
Profit share is derived from the Company agency relationship with third-party insurance providers whereby it facilitates the underwriting and issuance of credit default insurance for its lender customers through the contracted third-party insurance providers. With the adoption of ASC 606 on January 1, 2019, the Company recognizes profit share based on the amount of cash flows it expects to receive from the insurance company over the term of the underlying insured loan. Prior to 2019, the Company recognized revenue when the promised services had been rendered, the profit share amount became determinable and collectability was assured.
For the insurance policies issued through the Company’s program, the Company provides adjudication services for insurance claims on the third-party insurer’s policies for auto loans processed through the Lenders Protection Program. The Company earns a monthly service fee which is calculated by the third-party insurance providers as 3% of the monthly net insurance premium collected over the life of the underlying loan. Revenue is recognized as the service is provided over the term of the adjudication contract with the insurance carrier.
Refer to Note 11, “Revenue” for additional information regarding the nature and timing of the Company’s revenue.
l)Research and development costs

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Research and development costs consist primarily of compensation and benefits of employees engaged in the ongoing development of a lending enablement platform for the automotive finance market, called Lenders Protection Program platform.
m) Debt issuance costs
Debt issuance costs incurred in connection with the issuance of notes payable are capitalized and amortized to interest expense in accordance with the related debt agreement. Debt issuance costs are included as a reduction in non-current notes payable, net of debt issuance cost in the accompanying consolidated balance sheets.
n) Deferred transaction costs
Investment banking, legal, accounting and other professional fees directly attributable to the issuance of equity in connection with Business Combination were capitalized within deferred transaction costs on the consolidated balance sheet as of December 31, 2019 and reclassified to additional paid-in capital upon issuance of shares on the Closing Date of the transaction.
o)Share-based compensation
The Company grants share-based equity awards to its employees and board of directors. The Company accounts for the share-based equity awards in accordance with ASC 718, Compensation – Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires the Company to expense the estimated fair value of these awards over the requisite service period. Determining the appropriate fair value model and calculating the fair value of the share-based awards at the date of grant requires management judgement. The Company uses the closing price of the publicly traded common stock on the grant date as fair value of restricted stock units, and utilizes the Monte Carlo valuation model to estimate the fair value of the profit interests and the Black-Scholes option pricing model to estimate the fair value of employee stock options. These pricing models require the use of input assumptions, including expected volatility, expected life, expected dividend yield, and expected risk-free rate of return. The expected life of the awards was estimated using the "Simplified Method" that utilizes the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The expected volatility was based on the average of implied and observed historical volatility of comparable companies as we do not have enough history as a public company. Changes in these assumptions can materially affect the estimate of the awards fair value. The Company expects to issue shares upon stock options exercise from treasury stock.
At December 31, 2020, the outstanding share-based equity awards vest based on service conditions only and have a graded vesting schedule. The Company recognizes compensation expense for vested awards in the consolidated statements of operations and comprehensive income, net of actual forfeitures in the period they occur, on a straight-line basis over the requisite service period. Share-based compensation expense related to vested awards is allocated to cost of services, general and administrative, selling and marketing, and research and development, based on the functional responsibilities of the awarded share holder in the consolidated statements of operations and comprehensive income.
p) Contingent consideration
As part of the Business Combination, Open Lending, LLC unitholders and certain Nebula equity holders were entitled to additional consideration in the form of shares of the Company’s common stock to be issued when the Company’s common stock price achieved certain market share price milestones within specified periods following the Closing. In addition, the Nebula sponsors were restricted to transfer a portion of their founder shares unless market share price targets were achieved within the specified period.
Pursuant to the guidance under ASC 815, Derivatives and Hedging, the contingent consideration was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period was recognized as expense or income accordingly. The fair value of the contingent consideration was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility. The fair value of the contingent consideration on each vesting date (i.e. the date when each respective share price performance milestone was achieved) was based on the closing share price of the Company's publicly traded stock on the vesting date.
The Company's contingent consideration was settled in July and August of 2020. Refer to Note 9, “Contingent Consideration” for additional information regarding the nature and timing of the Company’s contingent consideration.
q) Treasury stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity (deficit).

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

r) Net income (loss) per share
The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributions as if all income for the period had been distributed.
Prior to the Business Combination, the Company's pre-merger LLC membership structure included common units and convertible preferred units which were regarded as participating securities. When calculating the net income (loss) per share for the presented periods, the Company has retroactively restated the number of common and preferred units issued and outstanding prior to June 10, 2020 to the number of shares of common stock into which they were converted, based on the exchange ratio established in the Business Combination Agreement.
In accordance with the Company's pre-merger LLC membership structure, holders of the redeemable convertible preferred units would be entitled to distributions in preference to common stockholders, at specified rates, if declared. The Company also recognized adjustments to redemption amount of the redeemable convertible preferred units similar to a distribution, in temporary equity. Any remaining net income would then be distributed to the holders of common stock and non-redeemable convertible preferred units on a pro-rata basis assuming conversion of all convertible preferred units into common stock in the event that the Company had profits to be allocated to the stockholders. However, the redeemable convertible preferred units did not contractually require the holders of such participating instruments to participate in the Company’s losses. As such, net losses for the periods presented were allocated to common stock only.
The Company’s basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net income (loss) per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. Diluted net income (loss) per share is the same as basic net income (loss) per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive.
s) Concentrations of revenue and credit risks
The Company’s top ten customers accounted for an aggregate of 38% of the Company’s total program fee revenue in 2020, with the top customer accounting for 13% of total program fee revenue. The Company's business relationships with its two insurance partners generate 55% of the Company's total revenue, with the top insurance partner accounting for approximately 70% of the total profit share revenue. We expect to have significant concentration in our Original Equipment Manufacturing (“OEM”) customers for the foreseeable future. In the event that one or more of our other significant customers terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the Open Lending platform would decline, which would materially adversely affect our business and, in turn, our revenue.
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
The Company’s accounts receivables are derived from revenue earned from customers. The Company performs credit evaluations of its customers’ financial condition. As of December 31, 2020 and December 31, 2019, there was no allowance for doubtful accounts. At December 31, 2020, the Company had one customer that represented 19% of the Company’s accounts receivable. At December 31, 2019, the Company had one customer that represented 22% of the Company’s accounts receivable.
t) Recently issued accounting pronouncements not yet adopted
In December 2019, the FASB released ASU 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

annual periods for which financial statements have not yet been issued. The Company does not expect adoption of the new standard to have a material impact on its consolidated Financial Statements.
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
u) Recently adopted new accounting standards
On January 1, 2019, the Company adopted ASU 2014-19 and all related amendments (ASC 606) and applied its provisions to all uncompleted contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to increase the opening balance of retained earnings by $32.8 million. The comparative information for prior periods has not been adjusted and continues to be reported under the accounting standards in effect for those periods. See Note 11 "Revenue" for further information related to adoption of the new revenue standard, including the Company’s updated revenue accounting policies and accounting policies for costs to obtain and fulfill a contract with a customer.
On January 1, 2020, we adopted ASU 2016-2, Leases (“Topic 842”) using the alternative modified retrospective transition method and elected practical expedients which allowed us to account for the lease and non-lease components as a single component. For non-lease components that are variable payments (i.e. common area maintenance and utilities) not based on an index or a rate or bounded by a minimum payment provision per the lease agreement, we expense such variable payments as incurred. In addition, we elected not to reassess whether any expired or existing contracts contain leases, the corresponding lease classification and initial direct costs. The practical expedients were applied across our lease portfolios.
We recognized operating lease right-of-use (“ROU”) asset and operating lease liabilities for operating leases with initial terms greater than 12 months. ROU assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. Refer to Note 4, "Leases" for additional information on the Company's lease accounting policy and the impact of Topic 842 on the operating lease for our current office space which commenced under ASC 842 on September 1, 2020.
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

As a result of the Business Combination, Open Lending, LLC’s unitholders received aggregate consideration of approximately $1.0 billion, which consists of (i) $328.8 million in cash at the closing of the Business Combination, net of transaction expenses, (ii) $135.0 million in cash distribution from debt issued in March 2020, and (iii) 51,909,655 shares of common stock valued at $10.00 per share, totaling $519.1 million. In addition, Open Lending, LLC’s unitholders were entitled to receive additional contingent consideration of up to an aggregate of 22,500,000 shares if the price of the Company’s common stock trading on the NASDAQ meets certain thresholds following the Business Combination. All contingent consideration shares were issued or released during the three months ended September 30, 2020. See Note 9 "Contingent Consideration" for additional information.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $55.5 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. In addition, the Company incurred $9.1 million in transaction bonuses paid to key employees and directors and $2.2 million in non-cash share-based compensation expense due to the accelerated vesting of Open Lending, LLC’s legacy share-based compensation plan. The transaction bonuses and the accelerated share-based compensation expense are included in general and administrative expense on our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020. See Note 12 "Share-Based Compensation" for additional information.
4.    Leases
The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluates whether the lease is an operating lease or a finance lease at the commencement date. The Company recognizes ROU lease assets and lease liabilities for operating and finance leases with initial terms greater than 12 months. Lease liabilities are calculated as the present value of fixed payments not yet paid at the measurement date and variable lease payments which are not based on an index or a rate, such as common area maintenance fees, taxes and insurance, are expensed as incurred. ROU assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. The ROU assets for operating and finance leases and liabilities are recognized based on the present value of fixed lease payments over the lease term at the lease commencement date. Since the interest rate implicit in the Company's leases is not readily determinable, we use our incremental borrowing rate, which is estimated as the interest rate paid to borrow on a collateralized basis over a similar term, to determine the present value of our lease payments.
Operating lease ROU assets are recognized net of any lease prepayments and incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.
Open Lending executed a noncancellable operating lease agreement with G&I VII Barton Skyway LP, a Delaware limited partnership (“Landlord”) to lease its current office space located at 1501 South MoPac Expressway, Suite 450, Austin, Texas 78746 for a period of 100 months starting on October 1, 2020. The Company moved into the new office space on September 1, 2020 for a period of 101 months, which is considered as the lease commencement date and period under ASC 842. The Company does not have a lease payment due until four months after the stated commencement date per the agreement. The lease provides us with an extension option for a period of 60 months beyond the end of the initial term, subject to specific conditions outlined in the agreement. Prior to its move-in to the new office, the Company had an operating lease agreement for its office space at 901 S. MoPac Expressway, Bldg. 1, Austin, Texas 78746, which ended on September 30, 2020.
For the years ended December 31, 2020, 2019 and 2018, the Company recorded the following lease expenses:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Operating lease expense	$640	$380	$380
Variable lease payment	$289	$250	$229
Total lease expense	$929	$630	$609
Additional information related to the operating lease for the period the Company adopted ASC 842 is as follows:

Year Ended December 31, 2020
(in thousands)
Cash paid for operating leases included in operating cash flows	$828
Operating lease ROU assets obtained in exchange for new lease liabilities	5,362
Total	$6,190

Weighted-average remaining lease term – operating lease (in years)	8.08
Weighted-average discount rate – operating lease	7.72%

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The balance of our operating lease ROU asset and operating lease liability as of December 31, 2020 is summarized below. The current and non-current lease liabilities are reflected in other current liabilities and non-current operating lease liabilities, respectively, on our consolidated balance sheets:

At December 31, 2020
(in thousands)
Operating lease right-of-use asset	$5,911
Accumulated amortization	(178)
Operating lease right-of-use assets, net	$5,733

Lease liability, current	$364
Lease liability, non-current	5,138
Total operating lease liability	$5,502

The maturities of lease liabilities are as follows:

At December 31, 2020
(in thousands)
2021	$774
2022	869
2023	894
2024	920
2025	945
Thereafter	3,073

Total undiscounted liabilities	7,475
Less: Interest	1,973
Present value of lease liabilities	$5,502

5.Property and Equipment, Net
Property and equipment consisted of the following:

	At December 31,
	2020	2019
	(in thousands)
Leasehold improvements	$276	$247
Furniture and equipment	1,077	391
Total cost of property and equipment	1,353	638
Less: accumulated depreciation	(152)	(339)
Total property and equipment, net	$1,201	$299
Total depreciation expense was $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is recognized within general and administrative expenses within the consolidated statements of operations and comprehensive income.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

6.Accrued Expenses
Accrued expenses consisted of the following:

	At December 31,
	2020	2019
	(in thousands)
Accrued employee expenses	$2,796	$1,757
Other	237	249
Total accrued expenses	$3,033	$2,006
Accrued employee expenses consist of accrued bonuses, commissions, and paid time off.
7.Other Current Liabilities
Other current liabilities consisted of the following:

	At December 31,
	2020	2019
	(in thousands)
Third-party claims administration liability	$2,591	$2,182
Tax refund due to pre-merger unitholder	862	—
Current operating lease liability	364	—
Other	188	184
Total other current liabilities	$4,005	$2,366
Third-party claims administration liability represents cash deposits held on behalf of insurance partners to settle insurance claims. Tax refunds due to pre-merger unitholder reflects estimated tax refunds due to a unitholder of the pre-merger entity. Current operating lease liability represents the Company's current operating lease liability for its corporate headquarters in Austin, Texas.

8.Notes Payable
Prior to the Business Combination, Open Lending, LLC was party to a credit agreement which provided for $12.5 million in aggregate principal amount of promissory note (“the Note”). The Note was repaid in full in March of 2020 with proceeds of a Term Loan funded through our Credit Agreement described below.

The Company is the borrower under that certain Credit Agreement, dated as of March 11, 2020, among Open Lending, LLC, UBS AG, Stamford Branch, as administrative agent, the lenders from time to time party thereto and the other parties thereto, as amended, the Credit Agreement. Pursuant to the Credit Agreement, the lenders thereto funded a term loan (“Term Loan”) in a principal amount of $170.0 million, which was used primarily to fund a non-liquidation distribution to its unitholders, repay the Note and provide cash reserves. The obligations of Open Lending under the Credit Agreement are guaranteed by all of its subsidiaries and secured by substantially all of the assets of Open Lending and its subsidiaries, in each case, subject to certain customary exceptions. The current maturity date for the Credit Agreement is March 2027. The term loan bears interest at a rate of LIBOR plus 6.50% (subject to a LIBOR floor of 1%) or the base rate plus 5.50%. For the year ended December 31, 2020, the stated interest rate was 7.50%. The Credit Agreement contains a maximum total net leverage ratio financial covenant that is tested quarterly and is calculated based on the ratio of the Company’s Adjusted EBITDA (as defined in the Credit Agreement) to funded indebtedness. The maximum total net leverage ratio begins at 4.75 to 1.0 and then gradually decreases from year-to-year down to 2.5 to 1.0 on or after June 30, 2026.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

On December 7, 2020, Open Lending, LLC entered into the Second Amendment of the Credit Agreement (the “Second Amendment”) which permits a one-time restricted payment in an amount not to exceed $37.5 million on or prior to January 31, 2021, subject to customary conditions.
The annual effective interest rate of the Term Loan after giving effect to the amortization of financing costs is 8.9%.
The Company’s outstanding notes payable consists of the following:

	At December 31,
	2020	2019
	(in thousands)
Note payable	$—	$3,334
Term loan	166,813	—
Less: debt issuance costs	(9,066)	(21)
Less: current portion of notes payable	(4,888)	(2,484)
Non-current notes payable, net of debt issuance costs	$152,859	$829
Future Principal Payments of Debt
The future scheduled principal payments of debt as of December 31, 2020 were as follows:

Principal Payments
(in thousands)
2021	$4,888
2022	5,100
2023	7,650
2024	8,500
2025	8,500
Thereafter	132,175
Total	$166,813

As of December 31, 2020 and for each period presented, we were in compliance with all debt covenants.
9.Contingent Consideration
As part of the Business Combination, Open Lending, LLC unitholders and certain Nebula equity holders were entitled to additional consideration in the form of shares of the Company’s common stock to be issued when the Company’s common stock price achieved certain market share price milestones within specified periods following the Closing. In addition, a portion of the Nebula sponsors' shares were subject to transfer restrictions unless market share price targets were achieved within the specified period.
Pursuant to the guidance under ASC 815, Derivatives and Hedging, the contingent consideration was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period was recognized as expense or income accordingly. The fair value of the contingent consideration on the Closing Date and each subsequent reporting period was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility. The fair value of the contingent consideration on each vesting date (i.e. the date when each respective share price performance milestone was achieved) was based on the closing share price of the Company's publicly traded stock on the vesting date.
Founders Shares Subject to Transfer Restrictions
Immediately following the consummation of the Business Combination, 3,437,500 shares of common stock issued and outstanding held by Nebula Holdings, LLC and its affiliates were subject to transfer restrictions (the “Lock-up Shares”). The holder of the Lock-up Shares could not sell, transfer or otherwise dispose of their respective shares until the respective lock-up provisions were achieved as described further below. The Lock-up Shares had full ownership rights including the right to vote

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

and receive dividends and other distributions thereon. The Lock-up Shares would be released from the transfer restrictions upon achieving certain market share price milestones as follows:
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
In connection with the Business Combination, certain Nebula equityholders would be able to receive up to 1,250,000 earn-out shares of common stock (the “Earn-out Consideration”) contingent upon achieving certain market share price milestones within a period of 30 months post Business Combination. The Company would issue 625,000 shares of common stock when each of the following conditions is met, respectively:
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
In the three months ended September 30, 2020, 27,187,500 shares of common stock were issued or released in connection with these milestone achievements. Immediately prior to each vesting, the carrying amount of the contingent consideration liability on the balance sheet was marked to market, and the change of fair value was recorded in the statements of operations and comprehensive income (loss). Upon vesting, the contingent consideration liability was reclassified to equity, the vested shares were issued and recorded as common stock at a par value of $0.01 per share, and the incremental fair value amount was recorded as additional paid-in capital.
A reconciliation of changes in the liability related to contingent consideration during the year ended December 31, 2020 follows:

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

(in thousands)
Fair value at June 10, 2020	$347,089
Change in fair value	131,932
Reclassification of shares to equity	(479,021)
Fair value at December 31, 2020	$—
Upon inception, the initial estimated fair value of contingent consideration on June 10, 2020 of $347.1 million was recorded as a long-term liability in our consolidated balance sheet. The increase in contingent consideration fair value of $131.9 million during the year ended December 31, 2020 was recorded as a change in fair value of contingent consideration in the statements of operations and comprehensive income (loss). With the vesting of the contingent consideration shares during the year ended December 31, 2020, the contingent consideration liability was reclassified to equity, and accordingly $0.3 million was recorded to common stock and $478.7 million was recorded to additional paid-in capital.
10.Stockholders’ Equity (Deficit)
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
Underwritten Public Offering
On December 14, 2020, we completed an underwritten public offering of 9,500,000 shares of our common stock at a public offering price of $28.00 per share. All shares were sold by existing stockholders, including Nebula Holdings, LLC and its affiliates, Bregal Sagemount and certain executive officers of the Company. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,425,000 additional shares of common stock. We did not sell any shares and did not receive any of the proceeds of the offering.
Share Repurchase
Pursuant to a Stock Repurchase Agreement, dated as of December 7, 2020, between Open Lending and the selling stockholders, we repurchased from the selling stockholders an aggregate number of 1,395,089 shares of our common stock totaling $37.5 million at the same per share price paid by the underwriters to the selling stockholders in the offering. The $37.5 million stock repurchase was recorded to treasury stock in December of 2020.
Common Stock
In conjunction with the Business Combination, Nebula obtained commitments from certain investors (collectively, the “PIPE Investors”) to purchase shares of Nebula Class A common stock, which were converted into 20,000,000 Private Investment in Public Entity (“PIPE”) shares for a purchase price of $10.00 per share. Of the 20,000,000 PIPE shares, 11,500,000 shares were held by other institutional investors and 8,500,000 shares were held by Nebula Holdings, LLC and its affiliates. On the Closing Date, the Company had 91,849,909 shares of common stock outstanding, which excluded 3,437,500 shares issued and outstanding that were subject to certain lock-up and forfeiture arrangements pursuant to the Founder Support Agreement, dated as of January 5, 2020 (as amended by that certain Amendment No.1, dated March 18, 2020, and that certain Amendment No.2, dated May 13, 2020), by and among Nebula, ParentCo, Open Lending, LLC, Nebula Holdings, LLC, Adam H. Clammer, James H. Greene, Jr ., Rufina Adams, David Kerko, Frank Kern, James C. Hale and Ronald Lamb.
During the twelve months December 31, 2020, the Company issued a total of 32,910,776 shares of common stock related to contingent consideration and exercised warrants, released 3,437,500 shares of common stock from lock-up restrictions, and

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

repurchased 1,395,089 shares of common stock during our underwritten offering in December of 2020. As a result of these events, Company's outstanding common stock increased from 91,849,909 on the Closing Date to 126,803,096 shares as of December 31, 2020.
Preferred Stock
As of December 31, 2019, Open Lending, LLC had 29,058,266 shares of no par value Series A and Series B preferred units outstanding and 21,906,852 shares of redeemable convertible Series C preferred units, all of which were convertible on a 1:1 basis with Open Lending, LLC common units. As a result of their redemption feature, the Series C preferred units were classified as temporary equity outside of Open Lending, LLC's permanent equity and valued at their redemption amount at period end, which was $304.9 million, and $141.5 million at December 31, 2019 and 2018, respectively. Upon the Closing, the preferred units outstanding were converted into common stock of the Company at the exchange rate established in the Business Combination Agreement, par value $0.01 per share.
As of December 31, 2019, the outstanding preferred units of Open Lending, LLC were as follows:

	Series	Units Authorized	Units Issued and Outstanding	Per Unit Liquidation Preference	Aggregate Liquidation Preference	Per Unit Initial Conversion Price
		(In thousands, except unit and per unit data )
Non-Redeemable Preferred Units	A	9,941,227	9,941,227	$0.50	$4,971	$0.25
Non-Redeemable Preferred Units	B	19,117,039	19,117,039	$0.50	$9,559	$0.25
Redeemable Preferred Units	C	21,906,852	21,906,852	$1.83	$40,090	$1.83
		50,965,118	50,965,118
The number of preferred units presented on the Balance Sheet and Statement of Stockholders Equity (Deficit) as of December 31, 2019 has been retroactively restated to reflect conversion to Open Lending Corporation's common stock as a result of the Business Combination. The rights, preferences and privileges of both the redeemable and non-redeemable preferred units were as follows:
Voting Rights
Each holder of preferred unit was entitled to the number of votes equal to the number of common units into which each preferred unit is convertible.
Non-liquidation Distribution
The holders of preferred units were entitled to receive distributions. Such distributions are payable when and if declared by the Board of Directors. The holders of Series C Preferred Units were entitled to receive distributions prior and in preference, to any payment of any distribution to other preferred units and common units. Specifically, the holders of Series C Preferred Units were entitled to receive a preferred return equal to 2.5% per annum, accruing daily, on the Series C Contribution Amount, as defined as the “Preferred Return”, until such time as the holders of Series C Preferred Units receive Preferred Return distributions totaling an aggregate of $100 million. Distributions declared in excess of the Preferred Return for Series C preferred units would be distributed among the holder of preferred units and common units pro rata on an as-converted basis (including the Series C Preferred Units). The distributions declared by the Board of Directors and made to the preferred units in 2020, 2019 and 2018 are provided in the below table.

Distributions	Non-Redeemable Preferred Units		Redeemable Preferred Units
	Series A	Series B	Series C
	(in thousands)
For the years ended December 31,
2018	$3,500	$6,789	$9,066
2019	$4,813	$9,252	$11,058
2020	$18,098	$34,802	$40,689
Conversion

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Each preferred unit was convertible, at the option of the holder, according to a conversion ratio, which was subject to adjustment for dilutive unit issuance. The total number of common units into which the preferred units could be converted was determined by dividing the initial conversion price by the then-applicable conversion price, as shown in the table above. Preferred Units could not be reissued upon conversion to common units. Open Lending, LLC had reserved sufficient common units for issuance upon conversion of preferred units.
The Series A and Series B Preferred Units would automatically convert to common units if (1) at any time the Open Lending, LLC effected an underwritten public offering, or (2) on the date upon which 80% of the respective Series A or Series B Preferred Units had been converted to Common Units.
The Series C Preferred Units automatically converted into common units at the then-applicable conversion price if any time (1) Open Lending, LLC effected an initial public offering with aggregate proceeds of no less than $75 million and the price paid by public was no less than $4.56 per unit, or (2) upon the written election of a Series C Preferred Units majority.
Redemption
At the election of a Series C Preferred Units majority, as defined, each of the Series C Preferred Units was subject to redemption at a price per unit equal to the greater of (a) the Series C Liquidation Preference Payment (as defined in the below section) and (b) the fair market value of the Class A Common Units into which such Series C Preferred Units was convertible, at any time between June 23, 2020 and December 15, 2021. Series A and Series B Preferred Units were not redeemable by the Company or the holders. The redemption feature caused the Series C Preferred Unit to be classified as temporary equity outside of the Company’s permanent equity. The Company valued its Series C Preferred Units at their redemption amount at period end, which was $304.9 million and $141.5 million at December 31, 2019 and 2018, respectively. During the year ended December 31, 2020, the redemption rights were removed from the Series C redeemable convertible preferred units upon conversion to Class A common stock as a result of the Business Combination, and as such, the Company no longer has outstanding convertible preferred stock on its balance sheets.
Liquidation
In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the assets of the Company would be paid and distributed first to creditors. The Series C Preferred Units rank senior to the Series A and Series B Preferred Units, and the Series A and Series B Preferred Units ranked senior to the common units. The Series C Preferred Units would receive an amount equal to the sum of the unpaid portion of the Preferred Return and $1.8259 per Series C Preferred Unit, plus all declared and unpaid distributions (the “Series C Liquidation Preference Payment”), payable in preference and priority to any payments made to holders of the then outstanding Series A and Series B Preferred Units and Common Units. The holders of Series A and Series B Preferred Units would receive an amount equal to $0.50 per preferred unit plus all declared and unpaid distributions (the “Series A and Series B Liquidation Preference Payments”), payable in preference and priority to any payments made to holders of the then outstanding common units.
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
During the year ended December 31, 2020, 9,160,776 public warrants were exercised by the holders, from which the Company received $105.3 million in cash proceeds.
Dividend

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

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
11.Revenue
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
Revenue From Contracts With Customers
The Company generates revenue primarily by providing services to lending institutions and insurance carriers. The following is a description of the principal activities from which the Company generates revenue.
Revenue from contracts with lending institutions
Program fees are derived from contracts with automotive lenders. Through the Company’s proprietary Lenders Protection Program, we enable automotive lenders to make loans that are insured against certain credit losses from defaults. The Company generates program fee revenue from our proprietary, cloud-based software platform that enables automotive lenders, OEM captive finance companies and other financial institutions (collectively “lending institutions”) to approve loans to traditionally underserved non-prime or near-prime borrowers.
The Company receives program fees for providing loan decision-making analytics solutions and automated issuance of credit default insurance with third-party insurance providers. The Company’s performance obligation is complete when a loan is certified through LPP and is issued by the lending institution. Program fee contracts contain a single performance obligation, which consist of a series of distinct services that are substantially the same with the same pattern of transfer to customers.
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
Revenue from contracts with insurance carriers
We have producer agreements with two insurance carriers from which we earn profit-share revenue and claims administration service fees.
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
In accordance with ASC 606, Revenue from Contracts with Customers, at the time of the placement of a policy by an insurance company, we estimate the variable consideration based on undiscounted expected future profit share to be received from the insurance carriers, and we apply economic stress factors in our forecast to constrain our estimation of transaction price to an

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

amount that we believe that a significant reversal in the cumulative amount of revenue is not probable of occurring when the uncertainty is resolved.
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
Contract Balances
Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	TPA Fee	Program Fee	Total
	(in thousands)
Beginning balance as of January 1, 2019	$37,734	$438	$3,088	$41,260
Increase of contract assets due to new business generation	48,181	3,142	36,667	87,990
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	4,857	—	—	4,857
Receivables transferred from contract assets upon billing the lending institutions	—	—	(34,746)	(34,746)
Payments received from insurance carriers	(33,405)	(3,005)	—	(36,410)
Ending balance as of December 31, 2019	57,367	575	5,009	62,951
Increase of contract assets due to new business generation	62,032	4,505	43,995	110,532
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	(1,640)	—	—	(1,640)
Receivables transferred from contract assets upon billing the lending institutions	—	—	(43,661)	(43,661)
Payments received from insurance carriers	(34,582)	(4,258)	—	(38,840)
Ending balance as of December 31, 2020	$83,177	$822	$5,343	$89,342
Changes in our contract assets primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligation under a contract with a customer by transferring services in exchange for consideration from the customer. We recognize contract assets when we transfer services to a customer, recognize revenue for amounts not yet billed, and the right to consideration is conditional on something other than the passage of time. Accounts receivables are recorded when the customer has been billed or the right to consideration is unconditional.
For performance obligations satisfied in previous periods, we evaluate and update our profit share revenue forecast on a quarterly basis and adjust contract asset accordingly. In 2020 and 2019, contract asset adjustments attributable to profit share revenue forecast adjustments was $(1.6) million and $4.9 million.

During the first six months of 2020, the Company recorded a $(13.0) million reduction in its contract asset estimate due to lowered expectations on anticipated profit share revenue from loans certified in previous periods, primarily as a result of changes in facts and circumstances arising from the COVID-19 pandemic. During the final six months of 2020, the profit share related to historical vintages as a result of better-than-expected performance of the portfolio due to enhanced underwriting standards and corresponding lower-than-expected defaults and claims, yielded an $11.3 million increase in the Company's contract asset estimate. The net impact was a $(1.6) million reduction in the Company's contract asset estimate as of December 31, 2020.
As of December 31, 2020 and 2019, contract asset consisted of $50.4 million and $29.8 million, respectively, as the current portion to be received within one year and $39.0 million and $33.2 million, respectively, in the long-term portion to be received beyond one year.
Contract Costs

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The fulfilment costs associated with our contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.
Disaggregation of Revenues
We disaggregate revenues by revenue source (i.e. program fee, profit share and claims administration service fee), and the level of disaggregation is presented in the consolidated statements of operations and comprehensive income (loss).
ASC 606 Adoption Transition Adjustment
We applied ASC 606 on January 1, 2019 using the modified retrospective method for all contracts in effect but not completed as of the date of the adoption. As a result of the modified retrospective method, the following adjustments were made to the consolidated balance sheet as shown in the below selected condensed consolidated balance sheet line items as of January 1, 2019.

	Ending Balance as of December 31, 2018	Adjustments due to ASC 606	Opening Balance as of January 1, 2019
	(in thousands)
Assets
Current assets	$24,455	$9,847	$34,302
Non-current assets	429	22,921	23,349
Liabilities
Current liabilities	13,845	—	13,844
Non-current liabilities	3,313	—	3,313
Equity
Accumulated deficit	$(139,810)	$32,768	$(107,042)
Impact of ASC 606 on Net Revenue and Balance Sheet
As the Company adopted the new revenue guidance ASC 606 under the modified retrospective method, the Company is required to present what the Company’s revenues would have been under the previous revenue guidance (ASC 605). The following table compares net revenue for the periods presented to the pro forma amounts had the previous ASC 605 guidance been in effect for the year ended December 31, 2019:

	Year ended December 31, 2019
	Balances without new revenue standard	Effect of change	As reported
	(in thousands)
Program fee	$36,667	$—	$36,667
Profit share	33,807	19,231	53,038
Claims administration service fee	3,142	—	3,142
Total revenue, net	$73,616	$19,231	$92,847

	Year ended December 31, 2019
	Pro forma as if ASC 605 was in effect	Effect of change	As reported
	(in thousands)
Assets
Unbilled revenue	$10,793	$(10,793)	$—
Current contract assets	—	29,782	29,782
Total current assets	10,793	18,989	29,782
Non-current contract assets	—	33,169	33,169
Total	$10,793	$52,158	$62,951

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

12.Share-Based Compensation
Class B Common Unit Incentive Plan (the "Class B Plan")
Prior to the closing of the Business Combination, Open Lending, LLC maintained a Class B Common Unit Incentive Plan, which was a form of long-term compensation that provided for the issuance of Class B common units to service providers for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of Open Lending, LLC. The Class B common units were a special class of common units structured to qualify as “profits interest” for tax purposes. The aggregated amount of Class B common units was limited to 14,241,344, with the aggregate number of Class B common units available for issuance to non-employees not to exceed 995,039.
The Class B common units issued under the Class B Plan generally vest, subject to continued services to Open Lending LLC and its subsidiaries, based on a 3-year or 3.25-year vesting schedule, with 25% of the units vesting on the grant date and equal quarterly vesting installments thereafter. In connection with the Business Combination, the Board of Managers of Open Lending, LLC approved a modification to the awards granted under the Class B Plan to allow accelerated vesting of all granted units immediately prior to the Business Combination. On the date of the Closing, the Class B common units were converted into shares of common stock of Open Lending Corporation on the exchange ratio established in the Business Combination Agreement, and the accelerated vesting of 571,983 awards resulted in $2.2 million of non-cash share-based compensation expense.
A summary of the status of the Class B common units award activity for the years ended December 31, 2020, 2019 and 2018 is presented in the table below. The number of Class B common units that vested during the years ended December 31, 2020, 2019 and 2018 was 929,160, 1,496,521 and 1,814,594, respectively. There were 0, 0 and 2,813 units forfeited in the years ended December 31, 2020, 2019 and 2018 respectively.

	Granted Units	Vested Units	Non-vested units
Balance as of January 1, 2018	12,814,203	9,891,696	2,922,507
Granted	1,317,768	—	1,317,768
Vested	—	1,814,594	(1,814,594)
Forfeiture	(2,813)	(2,813)	—
Balance as of December 31, 2018	14,129,158	11,703,477	2,425,681
Granted	—	—	—
Vested	—	1,496,521	(1,496,521)
Forfeiture	—	—	—
Balance as of December 31, 2019	14,129,158	13,199,998	929,160
Granted	—	—	—
Vested	—	929,160	(929,160)
Forfeiture	—	—	—
Balance as of June 10, 2020	14,129,158	14,129,158	—
Conversion to common stock upon Business Combination	(14,129,158)	(14,129,158)	—
Balance as of December 31, 2020	—	—	—
The grant date fair value of the Class B Plan share-based awards was based on a waterfall model set-up using the Monte-Carlo simulation framework, with inputs for the equity value of Open Lending, LLC, expected equity volatility, expected term of the awards, risk-free interest rate and expected preferred and common distributions.
The equity value of the Open Lending, LLC was determined by applying certain weightings to the income approach (specifically discounted cash flow method) and market approaches (i.e. guideline comparable company method, guideline transaction method, change in market capitalization method, and/or change in market multiples method). The selected weightings for each of these approaches was determined based on the relative reliability of the indicated equity value. As Open Lending, LLC did not have publicly traded equity, the expected equity volatility for Open Lending, LLC was estimated by reference to the average historical and implied volatilities of comparable companies calculated using the Merton model. The industry peer group used in the market approaches and in the volatility calculations included small, mid, and/or large capitalization companies in industries similar to Open Lending, LLC and taking into account the similarity in business model, size, stage of lifecycle, and financial leverage. The expected term represented the period of time based on an expected liquidity event (i.e. merger or IPO). The risk-free interest rate used in the analysis was based on the U.S. Treasury yield for a term consistent with the selected term.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

	Class B1(b)	Class B2(a)	Class B2(b)	Class B2(c)	Class B2(d)
Grant Date	January 31, 2016	December 1, 2016	November 22, 2017	March 15, 2018	August 6, 2018
Equity Valuation Date	January 31, 2016	January 31, 2016	December 31, 2017	December 31, 2017	August 6, 2018
Volatility	45%	45%	40%	40%	40%
Term	4.92	4.92	3.00	3.00	2.40
Risk Free Rate	1.3%	1.3%	2.0%	2.0%	2.7%
Exit Date	December 31, 2020	December 31, 2020	December 31, 2020	December 31, 2020	December 31, 2020
DLOM – Common	13%	13%	18%	18%	14%
Grant Date Fair Value	$0.75	$0.57	$2.85	$2.85	$4.00
The fair value of the Class B award units that vested during the years ended December 31, 2020, 2019 and 2018 was $2.7 million, $2.0 million and $2.5 million respectively.
During the years ended December 31, 2020, 2019 and 2018, share based compensation expense related to the Class B plan was allocated to cost of services, general and administrative, selling and marketing, research and development generally based on the functional responsibilities of the awarded unit holders of Open Lending, LLC (except the $2.2 million share-based compensation expense due to accelerated vesting in relation to the Business Combination, which was recognized fully in general and administrative expenses) in the accompanying consolidated statements of operations and comprehensive income (loss) as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of services	$123	$100	$108
General and administrative	2,425	1,798	2,275
Selling and marketing	81	62	153
Research and development	46	24	36
Total	$2,675	$1,984	$2,572
2020 Stock Option and Incentive Plan (the “2020 Plan”)
On June 9, 2020, Nebula’s stockholders approved the 2020 Plan. The 2020 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units and other stock or cash-based awards. The Company has initially reserved 9,693,750, approximately 10% of the number of shares of its common stock outstanding upon the closing, as the “Initial Limit” for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or the “Annual Increase.” This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

The following table provides information related to the incentive stock options and restricted stock awards granted during the year ended December 31, 2020:

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

	Restricted Stock Units		Stock Options
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Exercise Price
Outstanding as of December 31, 2019	—	$—	—	$—
Granted	109,920	28.20	199,764	33.56
Vested/Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2020	109,920	$28.20	199,764	$33.56
The outstanding stock options vest, subject to the continued employment of the grantees, in equal annual installments over four years following the grant date. The contractual term for the exercisability of the stock options is ten years from the grant date. The outstanding restricted stock units are service-based only and vest based on schedules as set forth in the respective award agreements, generally over four years.
The aggregate intrinsic value of outstanding stock options at December 31, 2020 was as follows:

Intrinsic Value of Stock Options
(in thousands)
Vested and exercisable	$—
Unvested	280
Total outstanding	$280
The share-based compensation expense of the equity awards granted under the 2020 Plan was recognized based on the grant date fair value and amortized over each award's vesting period using the straight-line attribution approach. The Company used the closing price of its publicly traded common stock on the grant date of the restricted stock units awards to calculate the fair value. The Company estimated the fair value of each stock option on the date of grant using a Black–Scholes option-pricing model, applying the following assumptions:

Grant date	12/30/2020
Strike price	$33.56
Expected life (a)	6.25
Weighted average time to vest (b)	2.50
Expected dividend yield (c)	—
Expected volatility rate (d)	50.00%
Risk-free interest rate (e)	0.55%
Weighted average option grant date fair value	$15.51
(a).The expected life was estimated using the "Simplified Method" which utilizes the midpoint between the vesting date and the end of the contractual term. The Company used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options.
(b).The weighted average time to vest was calculated using the "Simplified Method" by applying 25% to each vesting years.
(c).At the grant date, no dividends were expected to be paid over the contractual term of the stock options granted, based on the Company's dividend policy, resulting in the use of a zero dividend rate.
(d).The expected volatility rate was based on the average of implied and observed historical volatility of comparable companies.
(e).The risk-free interest rate was interpolated from the five-year and seven-year Constant Maturity Treasury rate published by the United States Treasury as of the date of the grant.
The unrecognized share-based compensation expense at December 31, 2020 was as follows:

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

	Unrecognized Expense	Weighted Average Amortization Period
	(in thousands)
Restricted stock	$2,952	3.58
Stock options	3,094	4.00
Total unrecognized share-based compensation expense	$6,046	3.85
During the year ended December 31, 2020, the share-based compensation expense related to the 2020 Plan was $0.2 million, which was allocated to general and administrative in operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

13.Net Income (Loss) Per Share
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(int thousands, except shares and per share data)
Basic net income (loss) per share:
Numerator
Net income (loss)	$(97,564)	$62,544	$28,279
Preferred distribution to redeemable convertible preferred units	(40,689)	(11,058)	(9,066)
Non-cash adjustments to redemption amount of the redeemable convertible preferred unis	47,537	(163,425)	(63,311)
Net loss attributable to common stockholders	$(90,716)	$(111,939)	$(44,098)
Denominator
Basic weighted-average common shares	82,908,772	37,631,052	37,631,052
Basic net loss per share attributable to common stockholders	$(1.09)	$(2.97)	$(1.17)
Due to net losses incurred for the years ended December 31, 2020, 2019 and 2018, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following weighted average shares of the potentially dilutive outstanding securities for the years ended December 31, 2020, 2019 and 2018 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2020	2019	2018
Redeemable public warrants	836,474	—	—
Contingency consideration	3,018,699	—	—
Retroactively restated redeemable convertible Series C preferred units	6,281,025	14,278,603	14,278,603
Total	10,136,198	14,278,603	14,278,603
The Company’s pre-merger LLC membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit by using the two-class method for the years ended December 31, 2019 and 2018 and determined that it resulted in values that would not be comparable to the same periods in 2020 and therefore not meaningful to the users of these consolidated financial statements. As a result, the Open Lending, LLC’s net income (loss) per share information has not been presented for any period.

14.Fair Value of Financial Instruments
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	At December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$101,513	101,513	$7,676	$7,676
Restricted cash	2,635	2,635	2,222	2,222
Accounts receivable	4,352	4,352	3,767	3,767
Interest Rate Swaps (Other assets)	—	—	9	9
Total	$108,500	$108,500	$13,674	$13,674
Financial liabilities
Notes payable	157,747	157,747	3,313	3,313
Accounts payable	3,442	3,442	1,337	1,337
Accrued expenses	3,033	3,033	2,006	2,006
Income tax payable	1,640	1,640	$—
Total	$165,862	$165,862	$6,656	$6,656
The fair value of the financial instruments shown in the table above as of December 31, 2020 and 2019 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between the market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflect the Company’s own judgments about the assumptions that market participants would use in pricing asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
•Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses: The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.
•Restricted cash: Restricted cash relates to deposits held on behalf of insurance partners to settle insurance claims. The carrying amount of restricted cash approximates fair value because of the short maturity of this instrument.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

•Interest rate swaps: The fair value is calculated as the present value of the estimated future cash flows. Estimates of future floating-rate cash flows are based on quoted swap rates, futures prices and interbank borrowing rates. Estimated cash flows are discounted using a yield curve constructed from similar sources and which reflects the relevant benchmark interbank rate used by market participants for this purpose when pricing interest rate swaps. The fair value estimate is subject to a credit risk adjustment that reflects the credit risk of the Company and of the counterparty; this is calculated based on credit spreads derived from current credit default swap or bond prices. The Company's interest rate swap was settled in March of 2020.
•Notes payable: The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate that is tied to the current LIBOR rate plus an applicable spread and consistency in our credit ratings.
Fair Value Hierarchy
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (including items that are required to be measured at fair value) at December 31, 2020 and 2019:

	December 31, 2020	Fair value measurements at reporting date using
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Notes payable at fair value, net of debt issuance cost	157,747	—	157,747	—
Total	$157,747	$—	$157,747	$—

	December 31, 2019	Fair value measurements at reporting date using
		Level 1	Level 2	Level 3
	(in thousands)
Assets:
Interest rate swaps at fair value	$9	$—	$9	$—
Total	9	—	9	—
Liabilities:
Notes payable at fair value, net of debt issuance cost	3,313	—	3,313	—
Total	$3,313	$—	$3,313	$—
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the years ended December 31, 2020 and 2019.
The Company does not have any long-lived asset which is being measured at fair value on a recurring basis.

15.Commitments and Contingencies
Commitments
The following tables summarizes contractual obligations and commitments as of December 31, 2020:

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt principal, interest and fees	$236,970	$17,438	$36,647	$38,584	$144,301
Operating lease obligations	7,475	774	1,763	1,865	3,073
Other contractual commitments	574	445	129	—	—
Total contractual obligations	$245,019	$18,657	$38,539	$40,449	$147,374
Debt Principal, Interest and Fees
Represents principal, estimated interest and fees on Notes payable. (See Note 8 “Notes Payable”). Since the Notes are subject to a floating rate, the estimated interest was based on the rate in effect during the last month of the fiscal year ended December 31, 2020.
Operating Lease Obligations
This relates to the lease of real property from third parties under non-cancelable operating leases. Total rent expense of $0.9 million, $0.6 million and $0.6 million was recognized for fiscal years 2020, 2019 and 2018, respectively. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease.
Other Contractual Commitments
Represents amounts payable to agreements related to information technology outsourcing services and other service agreements.
Office Space
On June 17, 2019, Open Lending, LLC executed a noncancellable operating lease agreement with G&I VII Barton Skyway, LP, a Delaware limited partnership (“Landlord”) to lease its current office space located at 1501 South MoPac Expressway, Suite 450, Austin, Texas 78746 for a period of 100 months starting on October 1, 2020. The Company moved into the new office space on September 1, 2020, which is considered as the lease commencement date under ASC 842. The Company does not have a lease payment due until four months after the stated commencement date per the agreement. The lease provides us with an extension option for a period of 60 months beyond the end of the initial term, subject to specific conditions outlined in the agreement. Prior to its move-in to the new office, the Company had an operating lease agreement for its office space at 901 S. MoPac Expressway, Bldg. 1, Austin, Texas 78746, which ended on September 30, 2020.
Contingencies
As of December 31, 2020, the Company is not involved in any claim, proceeding or litigation which may be deemed to have a material adverse effect on our consolidated financial statements taken as a whole.

16.Related Party Transactions
Pursuant to a Stock Repurchase Agreement, dated as of December 7, 2020, between Open Lending and the selling stockholders, as part of the underwritten public offering as described above, we repurchased from the selling stockholders an aggregate number of 1,395,089 shares of our common stock totaling $37.5 million, at the same per share price paid by the underwriters to the selling stockholders in the offering.
On March 25, 2020, Ross Jessup, the CEO, borrowed $6.0 million from Open Lending, LLC in accordance with the promissory note in place and the loan was paid in full by Mr. Jessup on March 30, 2020, with proceeds received as result of the non-liquidating distribution paid by Open Lending, LLC to its members.
Open Lending. LLC incurred consulting expenses of approximately $0.7 million and $0.6 million in the years ended December 31, 2019 and 2018, respectively, with entities owned by members of our management team and board of directors. These expenses include consulting fees paid to EWMW, LP, owned by Sandy Watkins, former Chairman of Open Lending, LLC’s board of directors, fees for marketing services provided by Objective Advisors, Inc., owned by the wife of John Flynn,

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Chairman and CEO of Open Lending, and human resource services rendered by HireBetter, LLC, which is owned by Kurt Wilkin, a former member of Open Lending, LLC’s board of directors.

17.Retirement Plan
The Company has a 401(k)-profit sharing plan (the “401(k) Plan”) for the benefit of all employees who have attained the age of 21 years old and have completed 60 days of service. Eligible employees may contribute to the 401(k) Plan subject to certain limitations. Under the provisions of the 401(k) Plan, the Company will make a safe harbor non-elective contribution equal to 3% of each participant’s compensation and may make discretionary matching contributions, as well as profit sharing contributions, as determined by management. The Company made profit sharing contributions of $0, $33,600 and $33,000 in 2020, 2019, and 2018, respectively. The Company made safe harbor non-elective contributions of $377,724, $292,204, and $230,146 to the 401(k) Plan during the years ended December 31, 2020, 2019, and 2018, respectively.
18.    Income Taxes
During the years ended December 31, 2020, 2019 and 2018, the Company recognized income tax expense (benefit) of $6.6 million, $(30,000) and $37,000 resulting in effective tax rates of (7.2)%, (0.1)% and 0.1%, respectively. The Company’s income tax expense for the year ended December 31, 2020 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the impact of the change in fair value of the carrying amount of the contingent consideration being recorded in the Company’s statements of operations and comprehensive income (loss). The Company’s income tax expense for the years ended December 31, 2019 and 2018 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the flow-thru entity structure prior to the Business Combination.
Net deferred tax assets totaling $89.9 million were recorded as of June 10, 2020 in relation to the Business Combination, of which $88.1 million was recorded to other non-current liabilities to reflect the Company’s estimated liability associated with the Tax Receivable Agreement, dated June 10, 2020, by and among Nebula, the Blocker, Blocker’s sole shareholder, and Open Lending, LLC and the excess amount of $1.9 million was recorded to additional paid-in capital.
The Company's income tax expense (benefit) attributable to operations are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current tax expense:
Federal	$1,234	$—	$—
State	605	(30)	37
Deferred tax expense (benefit):
Federal	7,463	—	—
State	(2,729)	—	—
Income tax expense	$6,573	$(30)	$37
The components of the Company's income tax expense are as follows:

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2020		2019		2018
	(in thousands)	(rate reconciliation)	(in thousands)	(rate reconciliation)	(in thousands)	(rate reconciliation)
Income tax benefit computed at the statutory rate	$(19,102)	21.0%	$13,128	21.0%	$5,946	21.0%
State income taxes	(1,706)	1.9%	(30)	(0.1)%	37	0.1%
Income not subject to federal taxes	—	—%	(13,128)	(21.0)%	(5,946)	(21.0)%
Contingent consideration	27,706	(30.5)%	—	—%	—	—%
Other	(325)	0.4%	—	—%	—	—%
Income tax expense	$6,573	(7.2)%	$(30)	(0.1)%	$37	0.1%
The components of the Company's deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Deferred tax assets
Investment in Lender's Protection, LLC	$85,219	$—
Operating lease liability	1,394	—
Share-based compensation	37	—
Other	21	—
Deferred tax assets	$86,671	$—
Deferred tax liabilities
Operating lease asset	$(1,453)	$—
Deferred tax liabilities	$(1,453)	$—
Net deferred tax assets	$85,218	$—
As of December 31, 2020, the Company has assessed whether it is more likely than not that our deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of December 31, 2020.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), an economic stimulus package in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions intended to provide relief to taxpayers, most substantial of which relate to temporary net operating loss (“NOL”) carryback periods, temporary reductions in the limitation of business interest expense deductions, employee retention tax credits, and payroll tax relief, among other changes. As of December 31, 2020, the CARES Act provisions did not have a material impact on the Company's current year provision or the consolidated financial statements.
Management of the Company has evaluated the aggregate exposure for uncertain tax positions for all open tax years and concluded that the Company and its predecessor have no material uncertain tax positions as of December 31, 2020 or for any open tax years. Tax penalties and interest are reflected in the consolidated statements of operations and comprehensive income (loss) in other expenses. The Company has not recorded any penalties or interest related to uncertain tax positions as of December 31, 2020 or for any open tax years.
19.    Tax Receivable Agreement
In connection with the Business Combination, the Company entered into the Tax Receivable Agreement. The Tax Receivable Agreement generally provides for the payment by the Company to the Open Lending LLC unitholders and Blocker’s sole shareholder (the “TRA holders”), as applicable, of 85% of the net cash savings, if any, in U.S. federal, state and local income

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

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
For the year ending December 31, 2020, other income (expense) includes a $(4.3) million non-cash charge related to a change in the measurement of our Tax Receivable Agreement liability as a result of changes in our blended state tax rate. Please see Note 18 "Income Taxes".
The liability for the Tax Receivable Agreement was $92.4 million as of December 31, 2020, which is classified as other non-current liabilities on our consolidated balance sheet. The deferred tax assets for the Tax Receivable Agreement were $104.9 million, which were recognized due to the increase in tax basis and certain tax benefits attributable to imputed interest, and are reflected as part of the Investment in Lender’s Protection, LLC deferred tax asset above. The Company expects to benefit from the remaining 15% of cash savings, if any, realized.
20.    Quarterly Results of Operations (Unaudited)
Consolidated quarterly results of operations for fiscal year 2020 and 2019 were as follows:

	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except per share data)
2020
Total revenue	17,430	22,067	29,762	39,633
Gross profit	14,935	20,240	27,266	36,665
Operating income	8,931	3,946	19,554	24,286
Change in fair value of contingent consideration	—	(48,802)	(83,130)	—
Net income (loss) and comprehensive income (loss)	8,172	(49,805)	(71,133)	15,202

Basic net income (loss) per common share	$0.29	$(1.01)	$(0.62)	$0.12
Diluted net income (loss) per common share	$0.16	$(1.01)	$(0.62)	$0.12

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
2019
Total revenue	$19,484	$25,183	$22,104	$26,076
Gross profit	$17,957	$23,116	$20,181	$23,787
Operating income	$12,863	$17,580	$14,817	$17,355
Net income (loss) and comprehensive income (loss)	$12,904	$17,484	$14,716	$17,440

Basic net income (loss) per common share	$(0.34)	$(0.19)	$(1.25)	$(1.19)
Diluted net income (loss) per common share	$(0.34)	$(0.19)	$(1.25)	$(1.19)

Part II
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Evaluation of Disclosure Controls and Procedures.
(a) Disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Our management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as we are regarded an emerging growth company pursuant to Section 2(a)(19) of the Securities Act, as modified by JOBS Act.
(c) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the

COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.
Item 9B. Other Information.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports” and “Board Matters” in the 2021 Proxy Statement.
Item 11. Executive Compensation.

The information required by this item is set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports” and “Board Matters” in the 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Voting Securities and Principal Stockholders” in the 2021 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Board Matters” in the 2021 Proxy Statement.
Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Proposal to Ratify the Selection of Ernst & Young as our Independent Registered Public Accounting Firm” in the 2021 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report.
(1) Financial Statements
Our consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3) Exhibits
The exhibits listed in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits

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

4.4	Description of Registrant's Securities

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

10.21
Second Amendment to Credit Agreement, dated as of December 7, 2020, by and among Open Lending, LLC and the financial institutions party thereto as lender (incorporated by reference to the Open Lending Corporation’s Current Report on Form 8-K filed December 10, 2020).

10.22
Stock Repurchase Agreement, dated as of December 7, 2020, by and between Open Lending Corporation and the stockholders listed therein (incorporated by reference to the Open Lending Corporation’s Registration Statement on Form S-1 filed on December 7, 2020).

21.1	List of Significant Subsidiaries.

23.1	Consent of Ernst & Young, LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN LENDING CORPORATION
/s/ Charles Jehl
Charles D. Jehl
March 16, 2021	Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Flynn	Chairman & Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2021
John J. Flynn

/s/ Charles Jehl	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2021
Charles D. Jehl

/s/ Ross Jessup	President, Chief Operating Officer and Director	March 16, 2021
Ross M. Jessup

/s/ Adam Clammer	Director	March 16, 2021
Adam H. Clammer

/s/ Eric Feldstein	Director	March 16, 2021
Eric A. Feldstein

/s/ Blair Greenberg	Director	March 16, 2021
Blair J. Greenberg

/s/ Shubhi Rao	Director	March 16, 2021
Shubhi S. Rao

/s/ Jessica Snyder	Director	March 16, 2021
Jessica Snyder

/s/ Brandon Van Buren	Director	March 16, 2021
Brandon Van Buren

/s/ Gene Yoon	Director	March 16, 2021
Gene Yoon