Form 10-Q
period 2021-03-31
Open Lending Corp
filed 2021-05-14
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-39326
OPEN LENDING CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	EIN 84-5031428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 S. MoPac Expressway Suite 450 Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (512) 892-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	LPRO	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2021, the registrant had 126,190,351 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	March 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$127,011	$101,513
Restricted cash	2,631	2,635
Accounts receivable	6,803	4,352
Current contract assets	52,736	50,386
Prepaid expenses	932	1,873
Other current assets	980	2,018
Total current assets	191,093	162,777
Property and equipment, net	1,608	1,201
Operating lease right-of-use assets, net	5,600	5,733
Non-current contract assets	44,482	38,956
Deferred tax asset, net	83,888	85,218
Other non-current assets	124	124
Total assets	$326,795	$294,009
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,991	$3,442
Accrued expenses	3,994	3,033
Income tax payable	4,791	1,640
Current portion of debt	3,125	4,888
Other current liabilities	4,109	4,005
Total current liabilities	19,010	17,008
Long-term debt, net of deferred financing costs	170,212	152,859
Non-current operating lease liabilities	5,019	5,138
Other non-current liabilities	92,369	92,382
Total liabilities	$286,610	$267,387
Commitment and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 126,803,096 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	1,282	1,282
Additional paid-in capital	491,947	491,246
Accumulated deficit	(415,544)	(428,406)
Treasury stock at cost, 1,395,089 shares at March 31, 2021 and December 31, 2020, respectively	(37,500)	(37,500)
Total stockholders’ equity	40,185	26,622
Total liabilities and stockholders’ equity	$326,795	$294,009
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Revenue
Program fees	$14,911	$12,712
Profit share	27,730	3,774
Claims administration service fees	1,367	944
Total revenue	44,008	17,430
Cost of services	3,362	2,495
Gross profit	40,646	14,935
Operating expenses
General and administrative	8,212	3,569
Selling and marketing	2,397	2,078
Research and development	591	359
Operating income	29,446	8,929
Interest expense	(3,289)	(764)
Interest income	84	17
Loss on extinguishment of debt	(8,778)	—
Other (expense) income	(131)	1
Income before income taxes	17,332	8,183
Provision for income taxes	4,470	11
Net income and comprehensive income	$12,862	$8,172
Preferred distribution to redeemable convertible Series C preferred units	—	(40,475)
Accretion to redemption value of redeemable convertible Series C preferred units	—	47,537
Net income attributable to common stockholders	$12,862	$15,234
Net income and comprehensive income per common share
Basic	$0.10	$0.40
Diluted	$0.10	$0.16
Weighted average common shares outstanding
Basic	126,803,096	37,631,052
Diluted	126,837,832	51,909,655
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and unit data)

	Redeemable Convertible Series C Preferred Units		Common Units		Series A and B Preferred Units		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2020	—	$—	—	$—	—	$—	128,198,185	$1,282	$491,246	$(428,406)	(1,395,089)	$(37,500)	$26,622
Share-based compensation	—	—	—	—	—	—	—	—	701	—	—	—	701
Net income	—	—	—	—	—	—	—	—	—	12,862	—	—	12,862
Balance as of March 31, 2021	—	$—	—	$—	—	$—	128,198,185	$1,282	$491,947	$(415,544)	(1,395,089)	$(37,500)	$40,185

	Redeemable Convertible Series C Preferred Units		Common Units		Series A and B Preferred Units		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2019, as originally reported	21,906,852	$304,943	25,381,873	$7,524	29,058,266	$478	—	$—	$—	$(242,781)	—	$—	$(234,779)
Retroactive application of the recapitalization	(7,628,249)	—	(25,381,873)	(7,524)	(29,058,266)	(478)	37,631,052	376	7,626	—	—	—	—
Balance as of December 31, 2019, as adjusted	14,278,603	304,943	—	—	—	—	37,631,052	376	7,626	(242,781)	—	—	(234,779)
Fair value adjustment of redemption option	—	(47,537)	—	—	—	—	—	—	—	47,537	—	—	47,537
Share-based compensation	—	—	—	—	—	—	—	—	487	—	—	—	487
Distribution to Open Lending, LLC unitholders	—	—	—	—	—	—	—	—	—	(135,380)	—	—	(135,380)
Net income	—	—	—	—	—	—	—	—	—	8,172	—	—	8,172
Balance as of March 31, 2020	14,278,603	$257,406	—	$—	—	$—	37,631,052	$376	$8,113	$(322,452)	—	$—	$(313,963)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$12,862	$8,172
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	701	487
Depreciation and amortization	388	27
Amortization of right-of-use assets	134	95
Loss on extinguishment of debt	8,778	—
Deferred income taxes	1,330	—
Changes in assets & liabilities:
Accounts receivable	(2,451)	(1,092)
Contract assets	(7,876)	4,202
Prepaid expenses	941	(178)
Deferred transaction costs	—	(4,599)
Other current and non-current assets	1,038	346
Accounts payable	(611)	539
Accrued expenses	478	(974)
Income tax payable	3,151	—
Operating lease liabilities	(140)	(66)
Other current and non-current liabilities	112	116
Net cash provided by operating activities	18,835	7,075
Cash flows from investing activities
Purchase of property and equipment	(3)	(83)
Net cash used in investing activities	(3)	(83)
Cash flows from financing activities
Proceeds from term loans	125,000	170,000
Proceeds from revolving facility	50,000	—
Payments on term loans	(166,847)	(3,313)
Payment of deferred financing costs	(1,491)	(9,112)
Distributions to Open Lending, LLC unitholders	—	(134,153)
Net cash provided by financing activities	6,662	23,422
Net change in cash and cash equivalents and restricted cash	25,494	30,414
Cash and cash equivalents and restricted cash at the beginning of the period	104,148	9,898
Cash and cash equivalents and restricted cash at the end of the period	$129,642	$40,312
Supplemental disclosure of cash flow information:
Interest paid	$2,722	$89
Income tax (refunded) paid, net	(16)	11
Non-cash investing and financing:
Internally developed software costs accrued but not paid	463	—
Deferred financing costs accrued but not paid	178	—
Change in fair value of redeemable convertible series C preferred units	—	(47,537)
Distributions accrued but not paid	—	1,228
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Description of Business, Background and Nature of Operations
Open Lending Corporation, headquartered in Austin, Texas, provides loan analytics, risk-based loan pricing, risk modeling, and automated decision technology for automotive lenders throughout the United States of America, which allows each lending institution to book incremental near-prime and non-prime automotive loans out of their existing business flow. The Company also operates as a third-party administrator that adjudicates insurance claims and refunds on those automotive loans.
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
Immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Agreement (the “Transactions”, and such completion, the “Closing”), Open Lending, LLC became a wholly-owned subsidiary of ParentCo, and, ParentCo changed its name to Open Lending Corporation. The Company is now listed on NASDAQ under the symbol “LPRO.”
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
Note 2—Summary of Significant Accounting and Reporting Policies and Recent Developments
The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.
a)Basis of presentation and consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Open Lending and all its subsidiaries that are directly or indirectly owned or controlled by the Company. All intercompany transactions and balances have been eliminated upon consolidation.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by SEC rules and regulations. The Company believes the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements should be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.
The interim data includes all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended March, 31, 2021 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2021.
The Business Combination is accounted for as a reverse recapitalization as Open Lending, LLC was determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805,

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
In connection with the Business Combination, all outstanding units of Open Lending, LLC were converted into common stock of the Company, par value $0.01 per share, representing a recapitalization, and the net assets of Nebula were acquired at historical cost, with no goodwill or intangible assets recorded. Open Lending, LLC was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing are those of Open Lending, LLC. The shares and corresponding capital amounts and net income per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. The number of Series C preferred units in mezzanine equity was also retroactively restated in shares reflecting the exchange ratio, and the carrying amount of the Series C preferred units is based on the fair value of its redemption amount on each reporting date. All Series C preferred units were converted to the Company’s common stock on the closing date of the Business Combination.
b)Coronavirus outbreak
The outbreak of the novel coronavirus (“COVID-19”) has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on our operating results, financial condition and cash flows. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and continued spread of the disease, the impact on our revenues which are generated with automobile lenders and insurance company partners and driven by consumer demand for automobiles and automotive loans, extended closures of businesses, the effectiveness of the vaccine distribution program and the vaccines themselves, rising unemployment and the overall impact on our customer behavior, all of which are uncertain and cannot be predicted. The Company is diligently working to ensure that we can continue to operate with minimal disruption, mitigate the impact of the pandemic on our employees’ health and safety, and address potential business interruptions on ourselves and our customers. The Company believes that the COVID-19 pandemic, the mitigation efforts and the resulting economic impact have had, and may continue to have, an overall adverse effect on our business, results of operations and financial condition. The Company saw a reduction in loan applications and certified loans throughout the majority of 2020. As consumers and lenders have adjusted to the pandemic, application and certification levels have increased, but are not back to pre-pandemic levels when comparing existing lending institutions to the same lending institution’s prior year performance. Lenders’ forbearance programs, government stimulus packages, extended unemployment benefits and other government assistance via the Cares Act signed into law by the President of the United States on March 27, 2020 and the American Rescue Plan Act of 2021 signed into law by the President of the United States on March 11, 2021 have resulted in a reduction in expected defaults since the onset of the pandemic. As these programs’ accessibility diminishes, defaults may increase. The potential increase in defaults may impact our revenues and subsequent recovery as the automotive finance industry and overall economy recover. The Company continues to closely monitor the current macro environment, particularly the impact of the recent COVID-19 pandemic on monetary and fiscal policies.
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

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company will remain an emerging growth company until the earliest of (i) the Company is deemed to be a “large accelerated filer,” as defined in the Exchange Act, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of the Company’s common stock in the Company’s initial public offering.
d)Concentrations of revenue and credit risks
The Company’s business relationships with its two insurance partners generate 66% of the Company’s total revenue, with the top insurance partner accounting for approximately 65% of the total profit share revenue. In the event that one or more of our other significant customers terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the Lender’s Protection Platform (“LPP”) would decline, which would materially and adversely affect our business and, in turn, our revenue.
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, restricted cash and accounts receivable to the extent of the amounts recorded on the balance sheets.
Cash and cash equivalents are deposited in commercial analysis and savings accounts at two financial institutions, both with high credit standing. Restricted cash relates to funds held by the Company on behalf of the insurance carriers, delegated for the use of insurance claim payments. Restricted cash is deposited in commercial analysis accounts at one financial institution. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits of $250,000 per institution. The Company has not experienced any losses on its deposits of cash and cash equivalents and management believes the Company is not exposed to significant risks on such accounts.
The Company’s accounts receivables are derived from revenue earned from customers. The Company performs credit evaluations of its customers’ financial condition. As of March 31, 2021 and December 31, 2020, there was no allowance for doubtful accounts. At March 31, 2021, the Company had one customer that represented 17% of the Company's accounts receivable. At December 31, 2020, the Company had one customer that represented 19% of the Company’s accounts receivable.
e)Use of estimates and judgments
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and those differences may be material. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to estimates are recognized prospectively.
The most significant items subject to such estimates and assumptions include, but are not limited to, profit share revenue recognition and the corresponding impact on contract assets, the recognition of the valuations of share-based compensation arrangements, and assessing the realizability of deferred tax assets. These estimates, although based on actual historical trend and modeling, may potentially show significant variances over time.
In connection with profit share revenue recognition and the estimation of contract asset under Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), we use forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and default severity rates. These assumptions are based on our observations of the historical behavior for loans with similar risk characteristics. The assumptions also take into consideration the forecast adjustments under various macroeconomic conditions, including the potential impact from the COVID-19 pandemic, and the current mix of the underlying portfolio of our insurance partners. As the Company closely monitors the development of the pandemic and its ongoing impact on Open Lending's business, management has accordingly adjusted these assumptions during the first three months of 2021 as a result of changes in facts and circumstances and general market conditions derived from the COVID-19 pandemic.
f)Income taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
g)Recently adopted new accounting standards
On January, 1, 2021, the Company adopted ASU 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The impact of the adoption of this standard was immaterial to the condensed consolidated financial statements.
On January 1, 2021, the Company adopted ASU 2018-15, Intangibles—Goodwill and Other—Internal—Use Software, Subtopic, 350-40, which provides guidance on a customer’s accounting for implementation costs incurred in a cloud-computing arrangement when hosted by a vendor. The guidance provides that, in a hosting arrangement that is a service contract, certain implementation costs should be capitalized and amortized over the term of the arrangement. The Company adopted this guidance using the prospective method. The impact of the adoption of this standard was immaterial to the condensed consolidated financial statements.
h)Recently issued accounting pronouncements not yet adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. This ASU will be effective for the Company commencing after December 15, 2022. The Company is in the process of assessing the impact of this ASU on our condensed consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform within Topic 848, which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is evaluating the effect of ASU 2020-04 on the Company’s condensed consolidated financial statements.
Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position or results of operations.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3—Business Combination
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
As a result of the Business Combination, Open Lending, LLC’s unitholders received aggregate consideration of approximately $1.0 billion, which consisted of (i) $328.8 million in cash at the closing of the Business Combination, net of transaction expenses, (ii) $135.0 million in cash distribution from debt issued in March 2020, and (iii) 51,909,655 shares of common stock valued at $10.00 per share, totaling $519.1 million. In addition, Open Lending, LLC’s unitholders received additional contingent consideration of 22,500,000 shares based on meeting certain thresholds following the Business Combination. All contingent consideration shares were issued or released during the third quarter of 2020.
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $55.5 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. In addition, the Company incurred $9.1 million in transaction bonuses paid to key employees and directors and $2.2 million in non-cash share-based compensation expense due to the accelerated vesting of Open Lending, LLC’s legacy share-based compensation plan in the second quarter of 2020. The transaction bonuses and share-based compensation are included in general and administrative expense on our consolidated statements of operations and comprehensive income (loss) during the second quarter of 2020.
Note 4—Debt
The following table provides a summary of the Company’s debt at the periods indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Revolving Facility, matures in 2026	$50,000	$—
Term Loan due 2026	125,000	—
Term Loan due 2027	—	166,813
Less: unamortized deferred financing costs	(1,663)	(9,066)
Total debt	173,337	157,747
Less: current portion of debt	(3,125)	(4,888)
Total long-term debt, net of deferred financing costs	$170,212	$152,859
Term Loan due 2027
On March 11, 2020, the Company entered into a credit agreement with UBS A.G. as the administrative agent and the lenders from time to time party thereto (the “Credit Agreement”). Pursuant to the credit agreement, the lenders thereto funded a term loan (the “Term Loan due 2027”) in a principal amount of $170.0 million bearing an interest rate per annum of LIBOR plus 6.5% (subject to a LIBOR floor of 1%), with a maturity date in March 2027. The Term Loan due 2027 was retired by the Company paying off its outstanding principal and interest with proceeds from issuance of the Term Loan due 2026 and the Revolving Facility (both as defined below) in March 2021. The transaction was deemed as a debt extinguishment under ASC Topic 405-20, “Liabilities—Extinguishments of Liabilities,” and accordingly, the Company recognized a non-cash debt extinguishment loss of $8.8 million, which was recorded under the caption loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive Income. The loss on debt extinguishment was calculated as the

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
difference between the carrying amount of the debt and the price paid to retire the debt, which primarily consisted of the write off of the unamortized deferred financing costs related to the Term Loan due 2027.
New Credit Agreement—Term Loan due 2026 and Revolving Credit Facility
On March 19, 2021, the Company entered into a credit agreement with Wells Fargo Bank, N.A. as the administrative agent (the “New Credit Agreement”), pursuant to which the lenders thereto (i) funded a senior secured term loan in an aggregate principal amount of $125.0 million maturing in March 2026 (the “Term Loan due 2026”) and (ii) committed to provide a $50.0 million senior secured revolving credit facility, including a $10.0 million letter of credit sub-facility, maturing in March 2026 (the “Revolving Facility”). The obligations of the Company under the Term Loan due 2026 and the Revolving Facility are guaranteed by all of the Company’s US subsidiaries and are secured by substantially all of the assets of the Company and its US subsidiaries, subject to customary exceptions.
Interest under the Term Loan due 2026 and the Revolving Facility are, at the option of the Company, either at an Alternate Base rate (“ABR”) plus a spread ranging from 0.75% to 1.50%, or a LIBOR rate plus a spread ranging from 1.75% to 2.50%. With respect to the ABR loans, interest will be payable at the end of each calendar quarter. With respect to the LIBOR loans, interest will be payable at the end of the selected interest period. Additionally, there is a commitment fee payable at the end of each quarter at a rate per annum ranging from 0.200% to 0.275% based on the average daily unused portion of the Revolving Facility, and other customary letter of credit fees. Pursuant to the New Credit Agreement, the interest rate spreads and commitment fees increase or decrease in increments as our Funded Secured Debt/EBITDA ratio increase or decreases. As of March 31, 2021, both the Term Loan due 2026 and the Revolving Facility are subject a LIBOR rate of 0.11% plus a spread of 2.00% per annum, and we do not have an unused commitment balance under the Revolving Facility.
In connection with the issuance of the Term Loan due 2026 and the Revolving Facility, the Company incurred total deferred financing costs of $1.7 million, of which $1.2 million was allocated to the Term Loan due 2026 and $0.5 million was allocated to the Revolving Facility. The deferred financing costs were capitalized as a contra-liability against the principal balance of the loans and are amortized as interest expense using the effective interest method. As of March 31, 2021, the weighted average effective interest rate on our outstanding borrowings was 2.39%.
The New Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant that are tested quarterly starting with the quarter ending June 30, 2021. The maximum total net leverage ratio is 3.5 to 1.0 for periods on or prior to December 31, 2022, and then decreases to 3.0 to 1.0 after December 31, 2022. The minimum fixed charge coverage ratio is 1.25 to 1.0.
Note 5—Revenue
The Company accounts for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights and payment terms can be identified, the contract has commercial substance, and it is probable the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.
Revenue from contracts with customers
The Company generates revenue primarily by providing services to lending institutions and insurance carriers. The following is a description of the principal activities from which the Company generates revenue.
Revenue from contracts with lending institutions
Program fees are derived from contracts with automotive lenders. Through the Company’s proprietary LPP, the Company enables automotive lenders to make loans that are insured against certain credit losses from defaults. The Company generates program fee revenue from our proprietary, cloud-based software platform that enables automotive lenders, Original Equipment Manufacturing (“OEM”) captive finance companies and other financial institutions (collectively “lending institutions”) to approve loans to traditionally underserved non-prime or near-prime borrowers.
The Company receives program fees for providing loan decision-making analytics solutions and automated issuance of credit default insurance with third-party insurance providers. The Company’s performance obligation is complete when a loan is

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company bills the customer for an amount calculated based on the actual number of loans processed in a calendar month, which corresponds directly with the value of service transferred to the customer in that month.
Revenue from contracts with insurance carriers
The Company has producer agreements with two insurance carriers, AmTrust Financial Services, Inc. (“AmTrust”) and CNA Financial Corporation (“CNA”), from which the Company earns profit-share revenue and claims administration service fees.
In the profit share arrangement, the Company facilitates placement of credit default insurance policies with lending institutions on behalf of our insurance partners. Profit share revenue represents our participation in the underwriting profit of our third-party insurance partners who provide lenders with credit default insurance on loans the automotive lenders make using our LPP. The Company receives a percentage of the aggregate monthly insurance underwriting profit. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including reserves for incurred but not reported losses), with losses accrued and carried forward for future profit share calculations. The Company fulfills its performance obligation upon placement of the insurance, at which point the Company is entitled to the profit share of all future net premiums earned by the insurance carrier on the policy.
To determine the profit share revenue the Company uses forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and severity rates. These assumptions are based on our observations of the historical behavior for loans with similar risk characteristics. The assumptions also take consideration of the forecast adjustments under various macroeconomic conditions and the current mix of the underlying portfolio of our insurance partners. To the extent these assumptions change, our profit share revenue will be adjusted.
In accordance with ASC 606, Revenue from Contracts with Customers, at the time of the placement of a policy by an insurance company, the Company estimates the variable consideration based on undiscounted expected future profit share to be received from the insurance carriers. The Company applies economic stress factors in the Company’s forecast to constrain its estimation of future profit share revenue to an amount reflecting the Company’s belief that a significant reversal in the cumulative amount of revenue is not probable of occurring when the uncertainty is resolved.
Claims administration service fees are generated from us acting as a third-party administrator to process and adjudicate the credit default insurance claims on behalf of the insurance companies. In this arrangement, the performance obligation to provide claims administration services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies our performance obligations.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract Balances
Contract assets for the periods indicated below were as follows:

	Contract Assets
	Profit Share	TPA Fee	Program Fee	Total
	(in thousands)
Ending balance as of December 31, 2020	$83,177	$822	$5,343	$89,342
Increase of contract assets due to new business generation	22,656	1,367	14,911	38,934
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	5,074	—	—	5,074
Receivables transferred from contract assets upon billing the lending institutions	—	—	(14,860)	(14,860)
Payments received from insurance carriers	(19,977)	(1,295)	—	(21,272)
Ending balance as of March 31, 2021	$90,930	$894	$5,394	$97,218
As of March 31, 2021 and December 31, 2020, our total contract assets consisted of $52.7 million and $50.4 million, respectively, as the current portion estimated to be received within one year and $44.5 million and $39.0 million, respectively, in the non-current portion to be received beyond one year. During the three months ended March 31, 2021, the profit share component of our contract assets increased $22.7 million in anticipated profit share associated with 33,318 new certified loans for an average of $680 per loan and a $5.1 million positive adjustment in the contract asset related to performance obligations satisfied in previous periods as a result of the continued positive portfolio performance due to lower than projected default frequency and severity stress and overall fewer claims for loss. During the three months ended March 31, 2021, the Company received $20.0 million in profit share payments from our insurance carriers, which is an increase over our previous quarterly collections. The increase is primarily the result of our carriers releasing reserves established due to uncertainty related to the COVID-19 pandemic. More specifically, reserves were established to reflect the potential for higher defaults, increased severity of defaults and accelerated prepayments. These risks have not materialized as the portfolio has performed better-than-expected.
Contract Costs
The fulfillment costs associated with our contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.
Disaggregation of Revenues
The Company disaggregates revenues by revenue source (i.e. program fee, profit share and claims administration service fee), and the level of disaggregation is presented in the condensed consolidated operations and comprehensive income.
Note 6—Share-Based Compensation
Class B Common Unit Incentive Plan (the “Class B Plan”)
Prior to the Business Combination, commencing in 2013, the Board of Managers of Open Lending, LLC approved the Class B Unit Incentive Plan (the “Class B Plan”), which was a form of long-term compensation that provided for the issuance of ownership shares to service providers for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of Open Lending, LLC. As a result of the Business Combination, the Board of Managers approved an acceleration of the awards granted in connection with the Class B Plan, to allow accelerated vesting of the units at the consummation of the Business Combination. On the date of the Closing, the Class B common units were converted into shares of common stock of Open Lending Corporation on the exchange ratio established in the Business Combination Agreement.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2020 Stock Option and Incentive Plan (the “2020 Plan”)
Prior to the closing of the Business Combination, on June 9, 2020, Nebula’s stockholders approved the 2020 Plan. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock units and other stock or cash-based awards. The Company initially reserved 9,693,750, approximately 10% of the number of shares of its common stock outstanding upon the closing, as the “Initial Limit” for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or the “Annual Increase.” This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2021, the shares reserved and available for issuance under the 2020 plan is 14,356,901, which includes the 4% annual increase in 2021 less restricted stock units and stock options issued under the 2020 Plan.
Share-based compensation expense recorded for each type of award is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Performance-Based Restricted Stock Units	$277	$—
Time-Based Restricted Stock Units	233	—
Stock Options	191	—
Class B Common Units	—	487
Total share-based compensation expense	$701	$487
During the three months ended March 31, 2021 and 2020, share-based compensation expense was allocated to cost of services, general and administrative, selling and marketing, and research and development, generally based on the functional responsibilities of the awarded unit holders in the accompanying condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
General and administrative	$554	$444
Selling and marketing	91	12
Cost of services	28	25
Research and development	28	6
Total	$701	$487

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table provides information related to the the Company’s share-based compensation award activity for the three months ended March 31, 2021:

	Time-Based Restricted Stock Units		Stock Options		Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value at Grant Date
Outstanding as of December 31, 2020	109,920	$28.20	199,764	$33.56	—	$—
Granted	—	—	—	—	99,289	33.44
Vested/Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding as of March 31, 2021	109,920	$28.20	199,764	$33.56	99,289	$33.44
The unrecognized share-based compensation expense at March 31, 2021 was as follows:

	Unrecognized Share-based Compensation Expense	Weighted Average Amortization Period
	(in thousands)
Time-Based Restricted Stock Units	$2,719	3.18 years
Stock Options	2,903	3.75 years
Performance-Based Restricted Stock Units	3,044	2.75 years
Total unrecognized share-based compensation expense	$8,666	3.22 years
Note 7—Net Income per Share
Pursuant to the Restated and Amended Certificate of Incorporation and as a result of the reverse recapitalization, the Company has retrospectively adjusted the weighted average shares outstanding prior to June 10, 2020 to give effect to the exchange ratio used to determine the number of shares of common stock into which they were converted.
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of potential dilutive common shares outstanding during the period using the applicable methods.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except shares and per share data)
Basic net income per share:
Numerator
Net income	$12,862	$8,172
Preferred distribution to redeemable convertible Series C preferred units	—	(40,475)
Non-cash adjustment to redemption amount of the redeemable convertible Series C preferred units	—	47,537
Net income attributable to common stockholders	$12,862	$15,234
Denominator
Weighted average common shares	126,803,096	37,631,052
Basic net income per share attributable to common stockholders	$0.10	$0.40

Diluted net income per share:
Numerator
Net income	$12,862	$8,172
Denominator
Basic weighted average common shares	126,803,096	37,631,052
Dilutive effect of outstanding Time-Based Restricted Stock Units	34,736	—
Dilutive effect of retroactively restated redeemable convertible Series C preferred units	—	14,278,603
Diluted weighted average common shares	126,837,832	51,909,655
Diluted net income per share attributable to common stockholders	$0.10	$0.16
The Company’s pre-merger LLC membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit by using the two-class method for the three months ended March 31, 2020 and determined that it resulted in values that would not be comparable to the same periods in 2021 and therefore not meaningful to the users of these condensed consolidated financial statements. As a result, the Open Lending, LLC’s net income per share information has not been presented for any period.
The following potentially dilutive outstanding securities as of March 31, 2021 and 2020 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended March 31,
	2021	2020
Unvested Stock Options	199,764	—
Unvested Performance-Based Restricted Stock Units	99,289	—
Total	299,053	—
Pursuant to a Stock Repurchase Agreement, dated as of March 29, 2021, between Open Lending and the selling stockholders named therein, the Company repurchased from the selling stockholders on April 6, 2021 an aggregate number of 612,745 shares of common stock. The repurchased shares were recorded in treasury stock in April 2021, which would have changed the number of common shares or potential common shares outstanding at the end of the current reporting period if the transaction had occurred before March 31, 2021.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8—Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. In arriving at a fair value measurement, the Company uses a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. The three levels of inputs used to establish fair value are the following:
•Level 1 — Quoted prices in active markets for identical assets or liabilities;
•Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.
Fair Value Hierarchy
The following table presents the placement in the fair value hierarchy of the Company’s debt instruments at March 31, 2021 and December 31, 2020.

	Carrying value	Fair value measurements March 31, 2021
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$173,337	$—	$173,337	$—
Total	$173,337	$—	$173,337	$—

	Carrying value	Fair value measurements December 31, 2020
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$157,747	$—	$157,747	$—
Total	$157,747	$—	$157,747	$—

The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate that is tied to the current LIBOR rate plus an applicable spread. The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended March 31, 2021 and December 31, 2020.
The Company does not have any long-lived asset which is being measured at fair value on a recurring basis.
Note 9—Income Taxes
During the three months ended March 31, 2021 and 2020, the Company recognized income tax expense of $4.5 million and $11.0 thousand resulting in effective tax rates of 25.8%, and 0.1%, respectively. The Company’s income tax expense for the three months ended March 31, 2021 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the officer’s compensation limitation under Section 162m and state income tax expenses. The Company’s

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
income tax expense for the three months ended March 31, 2020 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the flow-thru entity structure prior to the Business Combination.
As of March 31, 2021, the Company has assessed whether it is more likely than not that our deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of March 31, 2021.
Management of the Company has evaluated the aggregate exposure for uncertain tax positions for all open tax years and concluded that the Company and its predecessor have no material uncertain tax positions as of March 31, 2021 or for any open tax years. Tax penalties and interest, if any, would be reflected in the condensed consolidated statements of operations and comprehensive income in other expenses. The Company has not recorded any penalties or interest related to uncertain tax positions as of March 31, 2021 or for any open tax years.
Note 10—Related Party Transactions
On March 25, 2020, Ross Jessup, the Company’s President, borrowed $6.0 million from Open Lending, LLC in accordance with the promissory note in place and the loan was paid in full by Mr. Jessup on March 30, 2020, with proceeds received as result of the non-liquidating distribution paid by Open Lending, LLC to its members.
There was no such activity for the three months ended March 31, 2021.
Note 11—Tax Receivable Agreement
In connection with the Business Combination, the Company entered into the Tax Receivable Agreement (“TRA”). The TRA generally provides for the payment by the Company to the Open Lending LLC unitholders and Blocker’s sole shareholder (the “TRA holders”), as applicable, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or are deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Blocker and/or Open Lending, LLC that existed prior to the Business Combination and were attributable to the Blocker; (ii) certain increases in the tax basis of Open Lending, LLC’s assets resulting from the Transactions; (iii) imputed interest deemed to be paid by the Company as a result of payments the Company makes under the Tax Receivable Agreement; and (iv) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings. The liability for the TRA was $92.4 million at each of March 31, 2021 and December 31, 2020, respectively, which is classified as other non-current liabilities on our condensed consolidated balance sheet.
See Note 12—Subsequent Events—Tax Receivable Agreement Amendment for additional information regarding an amendment to the Tax Receivable Agreement that was entered into on April 9, 2021.
Note 12—Subsequent Events
The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued. The Company determined there were no events, other than described below, that required disclosure or recognition in these condensed consolidated financial statements.
Underwritten Public Offering
On April 6, 2021, the Company completed an underwritten public offering of 9,000,000 shares of our common stock at a public offering price of $34.00 per share. All shares were sold by existing stockholders, including Nebula Holdings, LLC and its affiliates, Bregal Sagemount and certain executive officers of the Company. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,350,000 additional shares of common stock. The Company did not issue any shares and did not receive any of the proceeds of the offering.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Share Repurchase
Pursuant to a Stock Repurchase Agreement, dated as of March 29, 2021, between Open Lending and the selling stockholders named therein, the Company repurchased from the selling stockholders on April 6, 2021 an aggregate number of 612,745 shares of its common stock totaling $20.0 million at the same per share price paid by the underwriters to the selling stockholders in the offering. The $20.0 million stock repurchase was recorded in treasury stock at cost in April of 2021.
Tax Receivable Agreement Amendment
The Company entered into Amendment No. 1 (the “Amendment”) to the TRA effective April 9, 2021. The Amendment provides that in lieu of early termination payments, the TRA Holders will instead be entitled to payments equal to 40% of all Tax Benefit Payments (all definitions used here in and otherwise not defined here in shall have the meanings set forth in the Amendment) other than any Actual Interest Amounts that would be required to be paid by the Company under the TRA, using certain valuation. The Amendment provides the Company with the right to terminate and settle all present and future obligations under the TRA with a single payment by the Company to the TRA Holders of $36.9 million (the “Early Termination Right”). Absent the Amendment and the exercise of the Early Termination Right, the Company anticipated making TRA payments totaling $92.4 million, undiscounted, over the life of the TRA.
On April 12, 2021, the independent committee of the Board of Directors approved the Company’s decision to exercise the Early Termination Right. As required by the TRA, in April 2021, the Company provided notice of early termination to the TRA Holders, with settlement occurring in April 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Open Lending Corporation’s condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to mean the business and operations of Open Lending Corporation, and its condensed consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
•research and development expenses in absolute dollars and as a percentage of revenue;
•the impact of projected operating cash flows and available cash on hand on our business operations in the future;
•the turnover in automotive lenders, as well as varying activation rates and volatility in usage of our LPP platform by automotive lenders;
•the outcome of any known and unknown litigation and regulatory proceedings, including such legal proceedings that may be instituted in connection with the Business Combination and transactions contemplated thereby;
•the ability to maintain the listing of our common stock on NASDAQ;
•our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
•expenses associated with Open Lending’s growth as a result of demands on its operational, marketing, compliance and accounting infrastructure;
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

Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks and OEM Captives. Our clients, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $10.0 billion in automotive loans, accumulating over 20 years of proprietary data and developing over two million unique risk profiles. We currently cater to over 360 active automotive lenders.
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
We facilitated 33,318 certified loans during the three months ended March 31, 2021, as compared to 28,024 certified loans during the three months ended March 31, 2020.
Total revenue was $44.0 million for three months ended March 31, 2021, as compared to $17.4 million during the three months ended March 31, 2020.
Operating income was $29.4 million for three months ended March 31, 2021, as compared to $8.9 million in the three months ended March 31, 2020.
Net income was $12.9 million for three months ended March 31, 2021, as compared to net income of $8.2 million for the three months ended March 31, 2020.
Adjusted EBITDA was $30.3 million for the three months ended March 31, 2021, as compared to $9.6 million during the three months ended March 31, 2020. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”

Highlights
The table below summarizes the total dollar value of insured loans facilitated and the number of contracts signed with automotive lenders during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands, except number of contracts)
Value of insured loans facilitated (1)	$780,341	$627,054
Number of contracts signed with automotive lenders	14	17
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
Average Program Fee
We define “average program fee” as the total program fee revenue recognized for a period divided by the number of certified loans in that period.
Insurers’ Aggregate Underwriting Profit
We define “insurers’ aggregate underwriting profit” as the total underwriting profit expected to be received by insurers over the expected life of the insured loans.
Insurers’ Earned Premium
We define “insurers’ annual earned premium” as the total insurance premium earned by insurers in a given period.
Recent Developments
Term Loan due 2027
On March 11, 2020, the Company entered into a credit agreement with UBS A.G. as the administrative agent and the lenders from time to time party thereto (the “Credit Agreement”). Pursuant to the credit agreement, the lenders thereto funded a term loan (the “Term Loan due 2027”) in a principal amount of $170.0 million bearing an interest rate per annum of LIBOR plus 6.5% (subject to a LIBOR floor of 1%), with a maturity date in March 2027. The Term Loan due 2027 was retired by the Company paying off its outstanding principal and interest with proceeds from issuance of the Term Loan due 2026 and the Revolving Facility (both as defined below) in March 2021. The transaction was deemed as a debt extinguishment under ASC Topic 405-20, “Liabilities—Extinguishments of Liabilities,” and accordingly, the Company recognized a non-cash debt extinguishment loss of $8.8 million, which was recorded under the caption loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive Income. The loss on debt extinguishment was calculated as the difference between the carrying amount of the debt and the price paid to retire the debt, which primarily consisted of the write off of the unamortized deferred financing costs related to the Term Loan due 2027.

New Credit Agreement—Term Loan due 2026 and Revolving Credit Facility
On March 19, 2021, the Company entered into a credit agreement with Wells Fargo Bank, N.A. as the administrative agent (the “New Credit Agreement”), pursuant to which the lenders thereto (i) funded a senior secured term loan in an aggregate principal amount of $125.0 million maturing in March 2026 (the “Term Loan due 2026”) and (ii) committed to provide a $50.0 million senior secured revolving credit facility, including a $10.0 million letter of credit sub-facility, maturing in March 2026 (the “Revolving Facility”). The obligations of the Company under the Term Loan due 2026 and the Revolving Facility are guaranteed by all of the Company’s US subsidiaries and are secured by substantially all of the assets of the Company and its US subsidiaries, subject to customary exceptions.
Interest under the Term Loan due 2026 and the Revolving Facility are, at the option of the Company, either at an Alternate Base rate (“ABR”) plus a spread ranging from 0.75% to 1.50%, or a LIBOR rate plus a spread ranging from 1.75% to 2.50%. With respect to the ABR loans, interest will be payable at the end of each calendar quarter. With respect to the LIBOR loans, interest will be payable at the end of the selected interest period. Additionally, there is a commitment fee payable at the end of each quarter at a rate per annum ranging from 0.200% to 0.275% based on the average daily unused portion of the Revolving Facility, and other customary letter of credit fees. Pursuant to the New Credit Agreement, the interest rate spreads and commitment fees increase or decrease in increments as our Funded Secured Debt/EBITDA ratio increase or decreases. As of March 31, 2021, both the Term Loan due 2026 and the Revolving Facility are subject a LIBOR rate of 0.11% plus a spread of 2.00% per annum, and we do not have an unused commitment balance under the Revolving Facility.
In connection with the issuance of the Term Loan due 2026 and the Revolving Facility, the Company incurred total deferred financing costs of $1.7 million, of which $1.2 million was allocated to the Term Loan due 2026 and $0.5 million was allocated to the Revolving Facility. The deferred financing costs were capitalized as a contra-liability against the principal balance of the loans and are amortized as interest expense using the effective interest method. As of March 31, 2021, the weighted average effective interest rate on our outstanding borrowings was 2.39%.
The New Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant that are tested quarterly starting with the quarter ending June 30, 2021. The maximum total net leverage ratio is 3.5 to 1.0 for periods on or prior to December 31, 2022, and then decreases to 3.0 to 1.0 after December 31, 2022. The minimum fixed charge coverage ratio is 1.25 to 1.0.
Underwritten Public Offering
On April 6, 2021, we completed an underwritten public offering of 9,000,000 shares of our common stock at a public offering price of $34.00 per share. All shares were sold by existing stockholders, including Nebula Holdings, LLC and its affiliates, Bregal Sagemount and certain executive officers of the Company. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,350,000 additional shares of common stock. We did not issue any shares and did not receive any of the proceeds of the offering.
Share Repurchase
Pursuant to a Stock Repurchase Agreement, dated as of March 29, 2021, between Open Lending and the selling stockholders, we repurchased from the selling stockholders on April 6, 2021 an aggregate number of 612,745 shares of its common stock totaling $20.0 million at the same per share price paid by the underwriters to the selling stockholders in the offering. The $20.0 million stock repurchase was recorded in treasury stock at cost in April of 2021.
Tax Receivable Agreement Amendment
We entered into Amendment No. 1 (the “Amendment”) to the TRA effective April 9, 2021. The Amendment provides that in lieu of early termination payments, the TRA Holders will instead be entitled to payments equal to 40% of all Tax Benefit Payments (all definitions used here in and otherwise not defined here in shall have the meanings set forth in the Amendment) other than any Actual Interest Amounts that would be required to be paid by the us under the TRA, using certain valuation. The Amendment provides us with the right to terminate and settle all present and future obligations under the TRA with a single payment by us to the TRA Holders of $36.9 million (the “Early Termination Right”). Absent the Amendment and the exercise of the Early Termination Right, we anticipated making TRA payments totaling $92.4 million, undiscounted, over the life of the TRA.
On April 12, 2021, the independent committee of the Board of Directors approved our decision to exercise the Early Termination Right. As required by the TRA, in April 2021, we provided notice of early termination to the TRA Holders, with settlement occurring in April 2021.
Coronavirus Outbreak
The outbreak of the novel coronavirus (“COVID-19”) has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on our operating results, financial condition and cash flows. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and continued spread of the disease, the impact on our revenues which are generated with automobile lenders and insurance company partners and driven by consumer demand for automobiles and automotive loans, extended closures of businesses, the effectiveness of the vaccine distribution program and the vaccines themselves, rising unemployment and the overall impact on our customer behavior, all of which are uncertain and cannot be predicted. We are diligently working to ensure that we can continue to operate with minimal disruption, mitigate the impact of the pandemic on our employees’ health and safety, and address potential business interruptions on ourselves and our customers. We believe that the COVID-19 pandemic, the mitigation efforts and the resulting economic impact have had, and may continue to have, an overall adverse effect on our business, results of operations and financial condition. We saw a reduction in loan applications and certified loans throughout the majority of 2020. As consumers and lenders have adjusted to the pandemic, application and certification levels have increased, but are not back to pre-pandemic levels when comparing existing lending institutions to the same lending institution’s prior year performance. Lenders’ forbearance programs, government stimulus packages, extended unemployment benefits and other government assistance via the Cares Act signed into law by the President of the United States on March 27, 2020 and the American Rescue Plan Act of 2021 signed into law by the President of the United States on March 11, 2021 have resulted in a reduction in expected defaults since the onset of the pandemic. As these programs’ accessibility diminishes, defaults may increase. The potential increase in defaults may impact our revenues and subsequent recovery as the automotive finance industry and overall economy recover. We continue to closely monitor the current macro environment, particularly the impact of the recent COVID-19 pandemic on monetary and fiscal policies.
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
The near-prime and non-prime lending market is highly fragmented and competitive. We face competition from a diverse landscape of consumer lenders, including traditional banks and credit unions, as well as alternative technology-enabled lenders. The emergence of other insurers, in competition with our insurers, could materially impact our business. Increased competition for loans, which reduce the ability of our automotive lenders to source loan application flow and or capture loans, could also materially and adversely impact our business.

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
Concentration
Our largest insurance partner accounted for the vast majority of our profit share and claims administration service fee revenue in the three months ended March 31, 2021. Termination or disruption of this relationship could materially adversely impact our revenue.
Basis of Presentation
We conduct business through one operating segment, and we operate in one geographic region, the United States. See Note 2—Summary of Significant Accounting and Reporting Policies and Recent Developments, of the accompanying condensed consolidated financial statements for more information.
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
Claims administration service fees. Claims administration service fees are paid to us by third-party insurers for credit default insurance claims adjudication services performed by our subsidiary Insurance Administrative Services, LLC on its insured servicing portfolio. The administration fee is equal to 3% of the monthly insurance earned premium for as long as the loan remains outstanding.
Cost of Services and Operating Expenses
Cost of services. Cost of services primarily consists of fees paid to third party resellers for lead-generation efforts, compensation and benefits expenses relating to employees engaged in lenders’ services and claims administration activities, fees paid for actuarial services related to the development of the monthly premium program and fees for integration with loan origination systems of automotive lenders. We generally expect cost of services to increase in absolute dollars as the total number of certified loans continues to grow; however, we expect the cost of services to remain relatively constant in the near to immediate term as a percentage of our program fee revenue.

General and administrative expenses. General and administrative expenses are comprised primarily of expenses relating to employee compensation and benefits, non-cash share-based compensation, travel, meals and entertainment expenses, IT expenses and professional and consulting fees. In the near term, we expect general and administrative expenses to increase in absolute dollar terms and as a percentage of revenue as we continue to implement the internal control, compliance and reporting requirements of public companies. In the intermediate term, we expect general and administrative expenses to continue to increase in absolute dollars as the total number of certified loans continues to grow.
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits of employees engaged in selling and marketing activities. We generally expect selling and marketing expenses to increase in absolute dollars as the total number of certified loans continues to grow in the long term; however, we expect selling and marketing expenses to remain constant in the near to immediate term as a percentage of program fee revenue.
Research and development expenses. Research and development expenses consist of employee compensation and benefits expenses for employees engaged in ongoing development of our software technology platform. We generally expect our research and development expenses to increase in absolute dollars as our business continues to grow.
Other Income (Expense)
Interest expense. Interest expense primarily includes interest payments and the amortization of deferred financing costs in connection with the issuance of the debts.
Loss on extinguishment of debt. Loss on extinguishment of debt primarily reflects unamortized deferred financing costs which were written off in connection with the refinancing of our Term Loan due 2027 on March 19, 2021.
Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Variance	% Change
	(in thousands)
Revenue
Program fees	$14,911	$12,712	$2,199	17.3%
Profit share	27,730	3,774	23,956	634.8%
Claims administration service fees	1,367	944	423	44.8%
Total revenue	44,008	17,430	26,578	152.5%
Cost of services	3,362	2,495	867	34.7%
Gross profit	40,646	14,935	25,711	172.2%
Operating expenses
General and administrative	8,212	3,569	4,643	130.1%
Selling and marketing	2,397	2,078	319	15.4%
Research and development	591	359	232	64.6%
Operating income	29,446	8,929	20,517	229.8%
Interest expense	(3,289)	(764)	(2,525)	330.5%
Interest income	84	17	67	394.1%
Loss on extinguishment of debt	(8,778)	—	(8,778)	(100.0)%
Other (expense) income	(131)	1	(132)	(13,200.0)%
Income before income taxes	17,332	8,183	9,149	111.8%
Provision for income taxes	4,470	11	4,459	40,536.4%
Net income and comprehensive income	$12,862	$8,172	$4,690	57.4%

Key Performance Measures
The following table sets forth key performance measures for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	% Change
	(earned premium in thousands)
Certified loans	33,318	28,024	18.9%
Single-pay	28,942	23,436	23.5%
Monthly-pay	4,376	4,588	(4.6)%
Average program fees	$448	$454	(1.3)%
Single-pay	$418	$427	(2.1)%
Monthly-pay	$648	$610	6.2%
Insurance partners’ total earned premium	$45,754	$33,260	37.6%
Comparison of Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021	2020	$ Variance	% Change
	(in thousands)
Program fees	$14,911	$12,712	$2,199	17.3%

Profit share
New certified loan originations	22,656	15,810	6,846	43.3%
Change in estimated future revenues	5,074	(12,036)	17,110	142.2%
Total profit share	27,730	3,774	$23,956	634.8%

Claims administration service fees	1,367	944	423	44.8%
Total revenue	$44,008	$17,430	$26,578	152.5%

Total revenue increased by $26.6 million, or 152.5%, for the three months ended March 31, 2021, as compared to the same period in 2020, driven by an increase in anticipated profit share, programs fees and claims administrative revenues on new originations and the change in estimated future revenues on historical vintages. As the loan default rate, default severity and prepayment rate continued to improve during the three months ended March 31, 2021, our estimated profit share on historic business increased.
Program fee revenue increased by $2.2 million, or 17.3%, for the three months ended March 31, 2021 as compared to the same period in 2020, driven by an 18.9% increase in certified loan volume during the three months ended March 31, 2021 as compared to the prior year period.
Profit share revenue increased by $24.0 million, or 634.8%, during the three months ended March 31, 2021, as compared to the same period in 2020. During the three months ended March 31, 2021, we recorded $22.7 million in anticipated profit share associated with 33,318 new certified loans for an average of $680 per loan as compared to $15.8 million in anticipated profit share associated with 28,024 certified loans for an average of $564 per loan during the three months ended March 31, 2020. In addition, during the three months ended March 31, 2021 we recorded $5.1 million in estimated future profit share on business written in historic periods, as compared to a $12.0 million reduction in estimated future profit share on historic vintages during the three months ended March 31, 2020. The positive adjustment during the three months ended March 31, 2021 resulted in a $17.1 million change quarter over quarter and represents the continued improvement of our portfolio performance from a risk perspective related to defaults, severity of defaults and prepayments over what we anticipated last year when the COVID-19 pandemic began. This positive adjustment in anticipated future profit share is a change in estimated variable consideration in accordance with ASC 606.
Revenue from claims administration service fees, which represents 3% of our insurance partners’ annual earned premium, increased by $0.4 million, or 44.8%, for the three months ended March 31, 2021 as compared to the same period in the prior year, driven by a 37.6% increase in total earned premium and a 18.9% increase in new loan certifications, as compared to the same period in the prior year.
Cost of Services, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2021	2020	$ Variance	% Change
	(in thousands)
Total revenue	$44,008	$17,430	$26,578	152.5%
Cost of services	3,362	2,495	867	34.7%
Gross profit	$40,646	$14,935	$25,711	172.2%
Gross margin	92.4%	85.7%
Gross profit increased by $25.7 million, or 172.2%, during the three months ended March 31, 2021, as compared to the same period in 2020, driven by an increase in anticipated profit share, programs fees and claims administrative revenues on new originations and change in estimated future revenues based on historical vintages as discussed above. As the estimated future underwriting profit share on historic vintages continued to improve during the three months ended March 31, 2021, our gross margins increased to 92.4% as compared to 85.7% during the prior year period.
Operating Expenses, Operating Income and Operating Margin

	Three Months Ended March 31,
	2021	2020	$ Variance	% Change
	(in thousands)
Total revenue	$44,008	$17,430	$26,578	152.5%
Gross profit	40,646	14,935	25,711	172.2%
Operating expenses
General and administrative	8,212	3,569	4,643	130.1%
Selling and marketing	2,397	2,078	319	15.4%
Research and development	591	359	232	64.6%
Operating income	$29,446	$8,929	$20,517	229.8%
Operating margin	66.9%	51.2%
General and administrative expenses increased by $4.6 million, or 130.1%, during the three months ended March 31, 2021, as compared to the same period last year. General and administrative expenses reflects an increase in employee compensation and benefits, as we build out our organization, in addition to professional and consulting fees, as we continue to implement the internal control, compliance and reporting requirements of public companies.
Selling and marketing expenses increased by $0.3 million, or 15.4%, during the three months ended March 31, 2021 as compared to the prior year period, primarily due to an increase in employee compensation and benefits expense, both by sales staff and account managers, driven by increased sales.
Research and development expenses increased by $0.2 million, or 64.6%, during the three months ended March 31, 2021, as compared to the same period in prior year, due to an increase in headcount costs driven by an increase in software development personnel.
Operating income for the three months ended March 31, 2021 increased by $20.5 million, or 229.8%, as compared to the prior year period, driven by an increase in anticipated profit share from new originations and estimated future underwriting profits on historic business.
Income Taxes
Our effective tax rate for the three months ended March 31, 2021 was 25.8%, as compared to an effective tax rate of 0.1% for the three months ended March 31, 2020. The change in the effective tax rate is primarily due to the taxable entity structure adopted in conjunction with the Business Combination that was consummated on June 10, 2020.

Net Income
For the reasons discussed above, we recorded net income of $12.9 million during the three months ended March 31, 2021, as compared to net income of $8.2 million during the three months ended March 31, 2020.
Liquidity and Capital Resources
Cash Flow and Liquidity Analysis
We assess liquidity primarily in terms of our ability to generate cash to fund operating and investing activities. A significant portion of our cash from operating activities are derived from our profit share arrangements with our insurance partners, which are subject to judgments and assumptions and is, therefore, subject to variability.
The following table provides a summary of cash flow data:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$18,835	$7,075
Net cash used in investing activities	(3)	(83)
Net cash provided by financing activities	6,662	23,422
Cash Flows from Operating Activities
Our cash flows provided by operating activities primarily consists of operating income and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, prepaid expenses, contract assets, accounts payable, income tax payable and accrued expenses.
Our net cash from operating activities for the three months ended March 31, 2021 was $18.8 million. For the three months ended March 31, 2021, net cash provided by operating activities was primarily attributable to cash inflows from program fees and higher profit share payments from our insurance carriers, mainly as a result of our carriers releasing reserves established due to uncertainty related to the COVID-19 pandemic last year and the continued improved performance of our portfolio. In addition, net income was increased by an $8.8 million non-cash loss on extinguishment of debt which was offset by a $7.9 million increase in contract assets and a $2.5 million increase in accounts receivable.
Our net cash from operating activities for the three months ended March 31, 2020 was $7.1 million. Operating cash flow was driven primarily by net income recorded during the current reporting period. Cash provided by operating activities was impacted by a $4.2 million decrease in contract assets which was partially offset by $4.6 million in deferred transaction costs paid in the quarter.
Cash Flows from Investing Activities
For the three months ended March 31, 2021 and 2020, net cash used in investing activities was essentially break-even and $0.1 million, respectively. For both periods, the investments primarily consisted of purchases of furniture and equipment.
Cash Flows from Financing Activities
Our cash flows provided by and used in financing activities primarily consist of proceeds from debt, payments of debt and deferred financing costs and member distributions.
For the three months ended March 31, 2021, net cash provided by financing activities was $6.7 million. The cash inflow includes $175.0 million in proceeds associated with our New Credit Agreement entered into March 19, 2021 which refinanced our existing debt, less $1.5 million in deferred financing costs associated with this facility. This was partially offset by a $166.8 million payment in full of the Term Loan due 2027.
For the three months ended March 31, 2020, net cash provided by financing activities was $23.4 million. The cash inflow consisted of $170.0 million in proceeds less $9.1 million in deferred financing costs, which was partially offset by a $134.2 million distribution to Open Lending, LLC’s unitholders and $3.3 million of debt principal payments.

Debt
Our long-term debt consists of a $125.0 million Term Loan and a $50.0 million Revolving Facility under the New Credit Agreement that we entered into on March 19, 2021. Proceeds from the Credit Facility were used primarily to pay the Term Loan due 2027 in full and provide cash for general corporate purposes.
Other Factors Affecting Liquidity and Capital Resources
Operating Lease Obligations
Our operating lease obligation consists of a lease of real property from third-parties under a non-cancellable operating lease executed on June 17, 2019 (the “G&I Lease”), with G&I VII Barton Skyway, LP, a Delaware limited partnership, to lease an office space located at 1501 South MoPac Expressway, Austin, TX 78746 (Suite 450) for a period of 100 months commencing on October 1, 2020. The lease agreement provides an extension option for a period of 60 months beyond the end of the initial term, subject to specific conditions. Under the new G&I Lease, there are $0.9 million of operating lease obligations due within the next twelve months. The operating lease rent expense for our current office space was $0.2 million for the three months ended March 31, 2021. The lease for our former office space, which expired on September 30, 2020, was $0.2 million for the three months ended March 31, 2020.
Dividend
Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our existing indebtedness and may be limited by the agreements governing other indebtedness that we or our subsidiaries may incur in the future.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by management to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. In addition, they provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income excluding interest expense, income taxes, depreciation and amortization expense (including amortization of right-of-use assets), share-based compensation expense and loss on extinguishment of debt. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.
The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net Income	$12,862	$8,172
Non-GAAP adjustments:
Interest expense	3,289	764
Provision for income taxes	4,470	11
Depreciation and amortization	193	122
Share-based compensation	701	487
Loss on extinguishment of debt	8,778	—
Total adjustments	17,431	1,384
Adjusted EBITDA	30,293	9,556
Total revenue	$44,008	$17,430
Adjusted EBITDA margin	68.8%	54.8%

For the three months ended March 31, 2021, Adjusted EBITDA increased by $20.7 million, or 217.0%, as compared to the three months ended March 31, 2020. Adjusted EBITDA margin for the three ended March 31, 2021 increased to 68.8% as compared to 54.8% in the three months ended March 31, 2020. The increase in Adjusted EBITDA during the three months ended March 31, 2021 reflects an increase in estimated future profit share as a result of the continued positive portfolio performance due to lower than projected default frequency and severity stress and overall fewer claims for loss associated with historical vintages and by an increase in certified loan volume, partially offset by an increase in cost of services and operating expenses in the current quarter.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, comprehensive income from operations and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. To prepare these financial statements, we make estimates, assumptions, and judgments that affect what we report as our assets and liabilities, what we disclose as contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented.
In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, depreciation and amortization, contingencies, share-based compensation, and income taxes. We base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare these condensed consolidated financial statements. See Note 2—Summary of Significant Accounting and Reporting Policies and Recent Developments in the notes accompanying our financial statements for a summary of our significant accounting policies, and discussion of recent accounting pronouncements.
Profit Share Revenue Recognition
We recognize revenue in accordance with the FASB, ASC Topic 606, Revenue from Contracts with Customers. The application of ASC 606 requires us to make judgments and estimates related to the classification, measurement and recognition of revenue. Our revenue primarily consists of program fees derived from contracts with lending institutions, and profit share and claims administration service fees from contracts with insurance carriers and is recognized when the contractual performance obligation is satisfied. See Note 5—Revenue, of the accompanying condensed consolidated financial statements for more information.
The primary judgment relating to the recognition of revenue is the estimation of our profit share with our insurance partners, which relies on market rate assumptions and our proprietary database, which has been accumulated over the last 20 years. To determine the profit share revenue, we use forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and severity rates. These assumptions are based on our observations of the historical behavior for loans with similar risk characteristics. The assumptions also take under consideration the forecast adjustments under various macroeconomic conditions and the current mix of the underlying portfolio of our insurance partners. To the extent these assumptions change, our profit share revenue will be adjusted.
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
Federal and State Income Taxes
Prior to the closing of the Business Combination, Open Lending, LLC, the sole owner of Lenders Protection, LLC and Open Lending Services, Inc., was a treated as a partnership for U.S. federal income tax purposes. Therefore, no provision had historically been made for federal income tax purposes prior to the closing.

Subsequent to closing, Open Lending, LLC became a disregarded entity, wholly owned by the Company by and through its wholly owned subsidiaries. As of the close of the Business Combination, the Company has been subject to U.S. federal income tax on a condensed consolidated basis.
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
The calculation of income taxes involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we are required to develop estimates of the anticipated timing of the reversal of existing deferred tax liabilities, as well as estimates of future taxable income in some instances. Judgment is inherent in this process and differences between the estimated and actual amounts could result in a material impact on our condensed consolidated financial statements.
We recognize liabilities for uncertain tax positions based on a two-step process. The first step requires us to determine whether the weight of available evidence indicates that the tax position has met the threshold for recognition. Therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or that is expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently complex and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We re-evaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
Although we believe we have no material uncertain tax positions as of March 31, 2021 or December 31, 2020, no assurance can be given that the final outcome of these matters will align with the positions reflected within these financial statements.
Share-Based Compensation Awards
We measure and recognize compensation expense for all share-based awards made to employees based on estimated fair values on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur. To determine the fair value of the share-based awards, we use the closing price of our common stock publicly traded on NASDAQ on the date of grant for RSU awards, we utilize a waterfall model set-up using the Monte-Carlo simulation framework for profit interests, and we utilize the Black-Scholes option pricing model to value stock options, both of which models involve inputs for the share value of Open Lending, expected share volatility, expected term of the awards, risk-free interest rate and expected preferred and common distributions.
This determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in the subjective assumptions can materially affect the estimate of their fair value. See Note 6—Share-Based Compensation, of the accompanying condensed consolidated financial statements for more information.
Emerging Growth Company
Pursuant to the JOBS Act, an emerging growth company may adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information provided by other public companies.
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
We will remain an emerging growth company until the earliest of (i) the date we are deemed to be a “large accelerated filer,” as defined in the Exchange Act, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in our initial public offering.
New Accounting Pronouncements
See Note 2—Summary of Significant Accounting and Reporting Policies and Recent Developments to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.
Off Balance Sheet Arrangements
We have not engaged in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
As of March 31, 2021, our contractual commitments consisted of obligations under the New Credit Agreement and operating lease obligations. The following table summarizes our contractual obligations as of March 31, 2021:

	Payments due by Period
	Total	Less than 1 Year	1 -3 Years	3 -5 Years	More than 5 Years
	(in thousands)
Debt principal and interest	$192,679	$6,846	$16,604	$169,229	$—
Operating lease obligations	7,336	850	1,776	1,877	2,833
Other contractual commitments	584	427	157	—	—
Total contractual obligations	$200,599	$8,123	$18,537	$171,106	$2,833
Interest on our term loan was estimated at a rate of LIBOR plus 2.00% based on our current net leverage ratio. Please see “Liquidity and Capital Resources” for a discussion of our debt and operating lease obligations.

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
Interest Rate Risk
On March 19, 2021, we entered into the New Credit Facility, consisting of the $125.0 million Term Loan and the $50.0 million Revolving Facility, both of which are scheduled to mature on March 19, 2026. Borrowings under the New Credit Facility bear interest at a rate equal to either the ABR rate or a LIBOR rate plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.75% to 2.50% for LIBOR loans and 0.75% to 1.50% for ABR loans. We are also charged an unused commitment fee that ranges from 0.200% to 0.275% per annum on the average daily unused portion of the Revolving Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report on Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K or our other SEC filings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

10.1
Credit Agreement, dated as of March 19, 2021, by and among Open Lending Corporation, the Administrative Agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 25, 2021).

10.2
Stock Repurchase Agreement, dated as of March 29, 2020, by and between Open Lending Corporation and the stockholders listed therein (incorporated by reference incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-39326, filed with the SEC on April, 1, 2021).

10.3
Amendment No. 1 to the Tax Receivable Agreement, dated April 9, 2021 (incorporated by reference incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-39326, filed with the SEC on April, 12, 2021).

31.1*	Certification of the Chief Executive Officer

31.2*	Certification of the Chief Financial Officer

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101*	The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) condensed consolidated Balance Sheets

(ii) unaudited condensed consolidated Statement of Operations

(iii) unaudited condensed consolidated Statement of Comprehensive Income

(iv) unaudited condensed consolidated Statements of Stockholder’s Equity (Deficit)

(v) unaudited condensed consolidated Statements of Cash Flows

(vi) Notes to unaudited condensed consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN LENDING CORPORATION

/s/ John Flynn
John J. Flynn
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Charles Jehl
Charles D. Jehl
May 14, 2021	Chief Financial Officer (Principal Financial and Accounting Officer)