Form 10-Q
period 2021-06-30
Open Lending Corp
filed 2021-08-12
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2021, the registrant had 126,190,351 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	June 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$57,154	$101,513
Restricted cash	2,891	2,635
Accounts receivable	7,569	4,352
Current contract assets	61,032	50,386
Income tax receivable	80	—
Prepaid expenses	4,390	1,873
Other current assets	634	2,018
Total current assets	133,750	162,777
Property and equipment, net	2,581	1,201
Operating lease right-of-use assets, net	5,465	5,733
Non-current contract assets	50,901	38,956
Deferred tax asset, net	68,315	85,218
Other non-current assets	124	124
Total assets	$261,136	$294,009
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,987	$3,442
Accrued expenses	5,070	3,033
Income tax payable	—	1,640
Current portion of debt	3,125	4,888
Other current liabilities	4,460	4,005
Total current liabilities	14,642	17,008
Long-term debt, net of deferred financing costs	144,518	152,859
Non-current operating lease liabilities	4,898	5,138
Tax receivable agreement liability	—	92,369
Other non-current liabilities	—	13
Total liabilities	$164,058	$267,387
Commitment and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 126,190,351 shares outstanding as of June 30, 2021 and 128,198,185 shares issued and 126,803,096 shares outstanding as of December 31, 2020	1,282	1,282
Additional paid-in capital	492,874	491,246
Accumulated deficit	(339,578)	(428,406)
Treasury stock at cost, 2,007,834 shares at June 30, 2021 and 1,395,089 at December 31, 2020, respectively	(57,500)	(37,500)
Total stockholders’ equity	97,078	26,622
Total liabilities and stockholders’ equity	$261,136	$294,009
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Program fees	$20,597	$8,793	$35,508	$21,505
Profit share	38,842	12,163	66,572	15,938
Claims administration service fees	1,686	1,111	3,053	2,054
Total revenue	61,125	22,067	105,133	39,497
Cost of services	4,140	1,827	7,502	4,322
Gross profit	56,985	20,240	97,631	35,175
Operating expenses
General and administrative	8,381	14,650	16,593	18,218
Selling and marketing	2,954	1,295	5,351	3,373
Research and development	773	349	1,364	707
Operating income	44,877	3,946	74,323	12,877
Interest expense	(1,122)	(3,644)	(4,411)	(4,408)
Interest income	58	44	142	61
Gain on extinguishment of tax receivable agreement	55,422	—	55,422	—
Loss on extinguishment of debt	—	—	(8,778)	—
Change in fair value of contingent consideration	—	(48,802)	—	(48,802)
Other (expense) income	(2)	3	(133)	3
Income (loss) before income taxes	99,233	(48,453)	116,565	(40,269)
Provision for income taxes	23,267	1,352	27,737	1,364
Net income (loss) and comprehensive income (loss)	$75,966	$(49,805)	$88,828	$(41,633)
Preferred distribution to redeemable convertible Series C preferred units	—	(214)	—	(40,689)
Accretion to redemption value of redeemable convertible Series C preferred units	—	—	—	47,537
Net income (loss) attributable to common stockholders	$75,966	$(50,019)	$88,828	$(34,785)
Net income (loss) and comprehensive income (loss) per common share
Basic	$0.60	$(1.01)	$0.70	$(0.80)
Diluted	$0.60	$(1.01)	$0.70	$(0.80)
Weighted average common shares outstanding
Basic	126,230,752	49,547,284	126,515,343	43,589,168
Diluted	126,274,197	49,547,284	126,554,082	43,589,168
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands, except share and unit data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2020	128,198,185	$1,282	$491,246	$(428,406)	(1,395,089)	$(37,500)	$26,622
Share-based compensation	—	—	701	—	—	—	701
Net income	—	—	—	12,862	—	—	12,862
Balance as of March 31, 2021	128,198,185	$1,282	$491,947	$(415,544)	(1,395,089)	$(37,500)	$40,185
Share-based compensation	—	—	927	—	—	—	927
Share repurchase	—	—	—	—	(612,745)	(20,000)	(20,000)
Net income	—	—	—	75,966	—	—	75,966
Balance as of June 30, 2021	128,198,185	$1,282	$492,874	$(339,578)	(2,007,834)	$(57,500)	$97,078

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit)
(Unaudited, in thousands, except share and unit data)

	Redeemable Convertible Series C Preferred Units		Common Units		Series A and B Preferred Units		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Amount
Balance as of December 31, 2019, as originally reported	21,906,852	$304,943	25,381,873	$7,524	29,058,266	$478	—	$—	$—	$(242,781)	$(234,779)
Retroactive application of the recapitalization	(7,628,249)	—	(25,381,873)	(7,524)	(29,058,266)	(478)	37,631,052	376	7,626	—	—
Balance as of December 31, 2019, as adjusted	14,278,603	$304,943	—	—	—	—	37,631,052	$376	$7,626	$(242,781)	$(234,779)
Fair value adjustment of redemption option	—	(47,537)	—	—	—	—	—	—	—	47,537	47,537
Share-based compensation	—	—	—	—	—	—	—	—	487	—	487
Distribution to Open Lending, LLC unitholders	—	—	—	—	—	—	—	—	—	(135,380)	(135,380)
Net income	—	—	—	—	—	—	—	—	—	8,172	8,172
Balance as of March, 31 2020	14,278,603	$257,406	—	$—	—	$—	37,631,052	$376	$8,113	$(322,452)	$(313,963)
Recapitalization transaction, net of transaction costs	(14,278,603)	(257,406)	—	—	—	—	54,218,857	542	242,001	—	242,543
Deferred tax asset	—	—	—	—	—	—	—	—	1,874	—	1,874
Estimated fair value of contingent consideration at June 10, 2020	—	—	—	—	—	—	—	—	(347,089)	—	(347,089)
Share-based compensation	—	—	—	—	—	—	—	—	2,189	—	2,189
Net loss	—	—	—	—	—	—	—	—	—	(49,805)	(49,805)
Balance as of June 30, 2020	—	$—	—	$—	—	$—	91,849,909	$918	$(92,912)	$(372,257)	$(464,251)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$88,828	$(41,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	1,628	2,676
Depreciation and amortization	537	483
Amortization of right-of-use assets	268	188
Gain on extinguishment of tax receivable agreement	(55,422)	—
Loss on extinguishment of debt	8,778	—
Change in fair value of contingent consideration	—	48,802
Deferred income taxes	16,903	775
Changes in assets & liabilities:
Accounts receivable	(3,217)	574
Contract assets	(22,591)	225
Prepaid expenses	(2,517)	(1,150)
Deferred transaction costs	—	1,081
Other current and non-current assets	1,384	322
Accounts payable	(1,455)	176
Accrued expenses	1,377	(1,184)
Income tax payable/receivable	(1,720)	569
Operating lease liabilities	(349)	(178)
Other current and non-current liabilities	551	280
Net cash provided by operating activities	32,983	12,006
Cash flows from investing activities
Purchase of property and equipment	(841)	(424)
Net cash used in investing activities	(841)	(424)
Cash flows from financing activities
Proceeds from term loans	125,000	170,000
Proceeds from revolving facility	50,000	—
Payments on term loans	(167,628)	(4,380)
Payments on revolving facility	(25,000)	—
Payment of deferred financing costs	(1,669)	(9,767)
Share repurchase	(20,000)	—
Settlement of tax receivable agreement	(36,948)	—
Distributions to Open Lending, LLC unitholders	—	(135,380)
Recapitalization transaction, net of transaction costs	—	(13,289)
Net cash (used in) provided by financing activities	(76,245)	7,184
Net change in cash and cash equivalents and restricted cash	(44,103)	18,766
Cash and cash equivalents and restricted cash at the beginning of the period	104,148	9,898
Cash and cash equivalents and restricted cash at the end of the period	$60,045	$28,664
Supplemental disclosure of cash flow information:
Interest paid	$3,776	$3,958
Income tax paid, net	12,452	20
Non-cash investing and financing:
Internally developed software costs accrued but not paid	660	—
Change in fair value of redeemable convertible Series C preferred units	—	(47,537)
Conversion of preferred stock to common stock	—	257,406
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
The interim data includes all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2021.
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
In connection with the Business Combination, all outstanding units of Open Lending, LLC were converted into common stock of the Company, par value $0.01 per share, representing a recapitalization, and the net assets of Nebula were acquired at historical cost, with no goodwill or intangible assets recorded. Open Lending, LLC was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing are those of Open Lending, LLC. The shares and corresponding capital amounts and net income per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. The number of Series C preferred units in mezzanine equity was also retroactively restated in shares reflecting the exchange ratio, and the carrying amount of the Series C preferred units is based on the fair value of its redemption amount on each reporting date. All Series C preferred units were converted to the Company’s common stock on the Closing Date.
b)COVID-19
The COVID-19 pandemic continues to create uncertainty regarding the U.S. and global economies and our operating results, financial condition and cash flows. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and continued spread of variants of COVID-19; the impact on our revenues, which are generated with automobile lenders and insurance company partners and driven by consumer demand for automobiles and automotive loans; extended closures of businesses, the effectiveness of the vaccine distribution program and the vaccines themselves; unemployment levels and the overall impact on our customer behavior, all of which are uncertain and cannot be predicted. The Company is diligently working to ensure that we can continue to operate with minimal disruption, mitigate the impact of the pandemic on our employees’ health and safety, and address potential business interruptions on ourselves and our customers. The Company believes that the COVID-19 pandemic, the mitigation efforts and the resulting economic impact have had, and may continue to have, an overall adverse effect on our business, results of operations and financial condition. The Company saw a reduction in loan applications and certified loans throughout the majority of 2020. As consumers and lenders have adjusted to the pandemic, application and certification levels have increased in 2021. Lenders’ forbearance programs, government stimulus packages, extended unemployment benefits and other government assistance have resulted in a reduction in expected defaults since the onset of the pandemic. As these programs end, defaults may increase. The potential increase in defaults may impact our revenues and subsequent recovery as the automotive finance industry and overall economy recover. The Company continues to closely monitor the current macro environment, particularly monetary and fiscal policies.
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
The Company will remain an emerging growth company until the earliest of (i) the Company is deemed to be a “large accelerated filer,” as defined in the Exchange Act, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which it has issued more than $1 billion in non-

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of the Company’s common stock in the Company’s initial public offering. The Company expects to be deemed a large accelerated filer beginning January 1, 2022.
d)Concentrations of revenue and credit risks
The Company’s business relationships with its two insurance partners currently producing revenue generate approximately 66% of the Company’s total revenue for each of the three and six months ended June 30, 2021, with the top insurance partner accounting for approximately 64% of the total profit share revenue. In the event that one or more of our other significant customers terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through the Lender’s Protection Platform (“LPP”) would decline, which would materially and adversely affect our business and, in turn, our revenue.
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
The Company’s accounts receivables are derived from revenue earned from customers. The Company performs credit evaluations of its customers’ financial condition. As of June 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts. At June 30, 2021, the Company had one customer that represented 16% of the Company's accounts receivable. At December 31, 2020, the Company had one customer that represented 19% of the Company’s accounts receivable.
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
In connection with profit share revenue recognition and the estimation of contract asset under Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), we use forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and default severity rates. These assumptions are based on our observations of the historical behavior for loans with similar risk characteristics. The assumptions also take into consideration the forecast adjustments under various macroeconomic conditions, including the potential impact from the COVID-19 pandemic, and the current mix of the underlying portfolio of our insurance partners. As the Company closely monitors the development of the pandemic and its ongoing impact on Open Lending's business, management has accordingly adjusted these assumptions during the three and six months of 2021 as a result of changes in facts and circumstances and general market conditions derived from the COVID-19 pandemic.
f)Property and equipment
The Company's property and equipment balance primarily consists of furniture, fixtures and equipment used in the normal course of business, as well as leasehold improvements and computer software developed for internal use.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
h)Recently issued accounting pronouncements not yet adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. This ASU will be effective for the Company commencing after December 31, 2022. The Company is in the process of assessing the impact of this ASU on our condensed consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform within Topic 848, which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is evaluating the effect of ASU 2020-04 on the Company’s condensed consolidated financial statements.
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
As a result of the Business Combination, Open Lending, LLC’s unitholders received aggregate consideration of approximately $1.0 billion, which consisted of (i) $328.8 million in cash at the Closing, net of transaction expenses, (ii) $135.0 million in cash

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
distribution from debt issued in March 2020, and (iii) 51,909,655 shares of common stock valued at $10.00 per share, totaling $519.1 million. In addition, Open Lending, LLC’s unitholders received additional contingent consideration of 22,500,000 shares based on meeting certain thresholds following the Business Combination. All contingent consideration shares were issued or released during the third quarter of 2020.
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $55.5 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. In addition, the Company incurred $9.1 million in transaction bonuses paid to key employees and directors and $2.2 million in non-cash share-based compensation expense due to the accelerated vesting of Open Lending, LLC’s legacy share-based compensation plan in the second quarter of 2020. The transaction bonuses and share-based compensation are included in general and administrative expense on our consolidated statements of operations and comprehensive income (loss) during the second quarter of 2020. See Note 7—Share-Based Compensation for additional information.
Note 4—Debt
The following table provides a summary of the Company’s debt as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Revolving Facility, matures in 2026	$25,000	$—
Term Loan due 2026	124,219	—
Term Loan due 2027	—	166,813
Less: unamortized deferred financing costs	(1,576)	(9,066)
Total debt	147,643	157,747
Less: current portion of debt	(3,125)	(4,888)
Total long-term debt, net of deferred financing costs	$144,518	$152,859
Term Loan due 2027
On March 11, 2020, the Company entered into a credit agreement with UBS A.G. as the administrative agent and the lenders from time to time party thereto (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders thereto funded a term loan (the “Term Loan due 2027”) in a principal amount of $170.0 million bearing an interest rate per annum of LIBOR plus 6.5% (subject to a LIBOR floor of 1%), with a maturity date in March 2027. The Term Loan due 2027 was retired by the Company paying off its outstanding principal and interest with proceeds from issuance of the Term Loan due 2026 and the Revolving Facility (both as defined below) in March 2021. The transaction was deemed as a debt extinguishment under ASC Topic 405-20, “Liabilities—Extinguishments of Liabilities,” and accordingly, the Company recognized a non-cash debt extinguishment loss of $8.8 million, which was recorded under the caption loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income during the six months ended June 30, 2021. The loss on debt extinguishment was calculated as the difference between the carrying amount of the debt and the price paid to retire the debt, which primarily consisted of the write-off of the unamortized deferred financing costs related to the Term Loan due 2027.
New Credit Agreement—Term Loan due 2026 and Revolving Credit Facility
On March 19, 2021, the Company entered into a credit agreement with Wells Fargo Bank, N.A. as the administrative agent (the “New Credit Agreement”), pursuant to which the lenders thereto (i) funded a senior secured term loan in an aggregate principal amount of $125.0 million maturing in March 2026 (the “Term Loan due 2026”) and (ii) committed to provide a $50.0 million senior secured revolving credit facility, including a $10.0 million letter of credit sub-facility, maturing in March 2026 (the “Revolving Facility”). The obligations of the Company under the Term Loan due 2026 and the Revolving Facility are guaranteed by all of the Company’s U.S. subsidiaries and are secured by substantially all of the assets of the Company and its U.S. subsidiaries, subject to customary exceptions.
Interest under the Term Loan due 2026 and the Revolving Facility are, at the option of the Company, either at an Alternate Base Rate (“ABR”) plus a spread ranging from 0.75% to 1.50%, or LIBOR plus a spread ranging from 1.75% to 2.50%. With respect to the ABR loans, interest will be payable at the end of each calendar quarter. With respect to the LIBOR loans, interest will be

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
payable at the end of the selected interest period. Additionally, there is a commitment fee payable at the end of each quarter at a rate per annum ranging from 0.200% to 0.275% based on the average daily unused portion of the Revolving Facility, and other customary letter of credit fees. Pursuant to the New Credit Agreement, the interest rate spreads and commitment fees increase or decrease in increments as our Funded Secured Debt/EBITDA ratio increase or decreases.
As of June 30, 2021, both the Term Loan due 2026 and the Revolving Facility are subject to LIBOR of 0.098% plus a spread of 2.00% per annum. In June 2021, the Company made a payment of $25.0 million to the outstanding balance of the Revolving Facility and has an unused commitment balance of $25.0 million under the Revolving Facility at June 30, 2021. Commitment fees will be accrued at 0.225% per annum on the unused commitment balance.
In connection with the issuance of the Term Loan due 2026 and the Revolving Facility, the Company incurred total deferred financing costs of $1.7 million, of which $1.2 million was allocated to the Term Loan due 2026 and $0.5 million was allocated to the Revolving Facility. The deferred financing costs were capitalized as a contra-liability against the principal balance of the loans and are amortized as interest expense using the effective interest method. Unamortized deferred financing costs were $1.6 million as of June 30, 2021. As of June 30, 2021, the weighted average effective interest rate on our outstanding borrowings was 2.38%.
The New Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant that are tested quarterly starting with the quarter ending June 30, 2021. The maximum total net leverage ratio is 3.5 to 1.0 for periods on or prior to December 31, 2022, and then decreases to 3.0 to 1.0 after December 31, 2022. The minimum fixed charge coverage ratio is 1.25 to 1.0. As of June 30, 2021, the Company was in compliance with all required covenants under the New Credit Agreement.
Note 5—Stockholders’ Equity
On June 11, 2020, Open Lending Corporation’s common stock began trading on the NASDAQ under the symbol “LPRO.” Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available for issuance the following shares and classes of capital stock, each with a par value of $0.01 per share: (i) 550,000,000 shares of common stock; and (ii) 10,000,000 shares of preferred stock. Immediately following the Business Combination, there were 91,849,909 shares of common stock, which excluded 3,437,500 shares issued and outstanding that were subject to certain lock-up and forfeiture arrangements, with a par value of $0.01 per share, and 9,166,659 warrants outstanding. In addition to the shares issued on the Closing Date, Open Lending, LLC’s unitholders received additional contingent consideration of 22,500,000 shares and certain Nebula’s equity holders received 1,250,000 earn-out shares of common stock as the price of the Company’s common stock trading on the NASDAQ met certain thresholds following the Business Combination. As discussed in Note 3—Business Combination, the Company has retroactively adjusted the shares issued and outstanding prior to June 10, 2020 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of common stock into which they were converted.
In connection to the Business Combination, on July 1, 2020, the Company filed a Registration Statement on Form S-1 to register 52,916,659 shares of common stock for the issuance by the Company of (i) up to an aggregate of 23,750,000 shares of our common stock that may be issued as earn-out consideration upon certain triggering events, and (ii) 9,166,659 shares of our common stock that may be issued upon exercise of warrants to purchase common stock at an exercise price of $11.50 per share of common stock, herein referenced as public warrants.
Underwritten Public Offering
On April 6, 2021, the Company completed an underwritten public offering of 9,000,000 shares of our common stock at a public offering price of $34.00 per share. All shares were sold by existing stockholders, including Nebula Holdings, LLC and its affiliates, Bregal Sagemount, and certain executive officers of the Company. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,350,000 additional shares of common stock. The Company did not issue any shares and did not receive any of the proceeds of the offering.
Share Repurchase
Pursuant to a Stock Repurchase Agreement, dated as of March 29, 2021, between Open Lending and the selling stockholders named therein, the Company repurchased from the selling stockholders on April 6, 2021 an aggregate number of 612,745

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
shares of its common stock totaling $20.0 million at the same per share price paid by the underwriters to the selling stockholders in the offering. The $20.0 million stock repurchase was recorded in treasury stock at cost.
Dividend
Any decision to declare and pay dividends in the future will be made at the sole discretion of the Company’s Board of Directors and will depend on, among other things, results of operations, cash requirements, financial condition, contractual restrictions and other factors that Company’s Board of Directors may deem relevant. In addition, the Company’s ability to pay dividends is limited by covenants in the Company’s existing indebtedness and may be limited by the agreements governing other indebtedness that it or its subsidiaries incur in the future.
Note 6—Revenue
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
Program fees are based on a percentage of the initial principal amount of the loans processed by the Company. There are two types of payment arrangements: i) a single pay program fee is due based on the volume of loans originated by the lending institution in a calendar month; or ii) a monthly pay program fee is due in equal monthly installments within 12 months of loan origination.
The Company bills the customer for an amount calculated based on the actual number of loans processed in a calendar month, which corresponds directly with the value of service transferred to the customer in that month.
Revenue from contracts with insurance carriers
At June 30, 2021, the Company has producer agreements with three insurance carrier partners from which the Company earns or will earn profit share revenue and claims administration service fees.
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
To determine the profit share revenue, the Company uses forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and severity rates. These assumptions are based on our observations of the historical behavior for loans with similar risk characteristics. The assumptions also take

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
consideration of the forecast adjustments under various macroeconomic conditions and the current mix of the underlying portfolio of our insurance partners. To the extent these assumptions change, our profit share revenue is adjusted.
In accordance with ASC 606, at the time of the placement of a policy by an insurance company, the Company estimates the variable consideration based on undiscounted expected future profit share to be received from the insurance carriers. The Company applies economic stress factors in the Company’s forecast to constrain its estimation of future profit share revenue to an amount reflecting the Company’s belief that a significant reversal in the cumulative amount of revenue is not probable of occurring when the uncertainty is resolved.
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
Contract Balances
Contract assets for the periods indicated below were as follows:

	Contract Assets
	Profit Share	TPA Fee	Program Fee	Total
	(in thousands)
Ending balance as of December 31, 2020	$83,177	$822	$5,343	$89,342
Increase of contract assets due to new business generation	49,673	3,053	35,508	88,234
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	16,899	—	—	16,899
Receivables transferred from contract assets upon billing the lending institutions	—	—	(34,903)	(34,903)
Payments received from insurance carriers	(44,863)	(2,776)	—	(47,639)
Ending balance as of June 30, 2021	$104,886	$1,099	$5,948	$111,933

As of June 30, 2021 and December 31, 2020, our contract assets consisted of $61.0 million and $50.4 million, respectively, as the portion estimated to be received within one year, and $50.9 million and $39.0 million, respectively, in the non-current portion to be received beyond one year. During the six months ended June 30, 2021, the profit share component of our contract assets increased $49.7 million in anticipated profit share associated with 79,726 new certified loans for an average of $623 per loan, and a $16.9 million positive adjustment in the contract asset related to performance obligations satisfied in previous periods as a result of the continued positive portfolio performance due to lower than projected default frequency and severity stress and overall fewer claims for loss. This positive change in estimate of $16.9 million in the first six months of 2021 resulted in an increase in the contract asset, revenues and expected future cash flows from historical vintages. The Company received $24.9 million and $44.9 million, respectively, in profit share payments from our insurance carriers, during the three and six months ended June 30, 2021, an increase in collections over our previous quarters. The increase is primarily the result of an increase in certified loan volumes and our carriers releasing reserves established due to uncertainty related to the COVID-19 pandemic. More specifically, reserves were established to reflect the potential for higher defaults, increased severity of defaults and accelerated prepayments. These risks have not materialized as the portfolio has performed better than expected.
Contract Costs
The fulfillment costs associated with our contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.
Disaggregation of Revenues
The Company disaggregates revenues by revenue source (i.e. program fee, profit share and claims administration service fee), and the level of disaggregation is presented in the condensed consolidated statement of operations and comprehensive income.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7—Share-Based Compensation
Class B Common Unit Incentive Plan (the “Class B Plan”)
Prior to the Business Combination, commencing in 2013, the Board of Managers of Open Lending, LLC approved the Class B Unit Incentive Plan (the “Class B Plan”), which was a form of long-term compensation that provided for the issuance of ownership shares to service providers for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of Open Lending, LLC. As a result of the Business Combination, the Board of Managers approved an acceleration of the awards granted in connection with the Class B Plan, to allow accelerated vesting of the units at the consummation of the Business Combination. On the date of the Closing, the Class B common units were converted into shares of Company common stock utilizing the exchange ratio established in the Business Combination Agreement, and the accelerated vesting of 571,983 awards resulted in $2.2 million of non-cash share-based compensation expense recorded to general and administrative expense during the three months ended June 30, 2020.
2020 Stock Option and Incentive Plan (the “2020 Plan”)
Prior to the closing of the Business Combination, on June 9, 2020, Nebula’s stockholders approved the 2020 Plan. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock units and other stock or cash-based awards. The Company initially reserved 9,693,750 shares, approximately 10% of its common stock outstanding upon the Closing, as the “Initial Limit” for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or the “Annual Increase.” This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2021, the shares reserved and available for issuance under the 2020 Plan is 14,206,901, which includes the 4% annual increase in 2021 less restricted stock units and stock options granted under the 2020 Plan.
Share-based compensation expense recorded for each type of award is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Time-Based Restricted Stock Units	$458	$—	$691	$—
Performance-Based Restricted Stock Units	276	—	553	—
Stock Options	193	—	384	—
Class B Common Units	—	2,189	—	2,676
Total share-based compensation expense	$927	$2,189	$1,628	$2,676
During the three and six months ended June 30, 2021 and 2020, share-based compensation expense was allocated to cost of services, general and administrative, selling and marketing, and research and development, generally based on the functional responsibilities of the awarded unit holders in the accompanying condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
General and administrative	$773	$2,189	$1,327	$2,633
Selling and marketing	91	—	182	12
Cost of services	29	—	57	25
Research and development	34	—	62	6
Total	$927	$2,189	$1,628	$2,676

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table provides information related to the Company’s share-based compensation award activity for the six months ended June 30, 2021:

	Time-Based Restricted Stock Units		Stock Options		Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value at Grant Date
Outstanding as of December 31, 2020	109,920	$28.20	199,764	$33.56	—	$—
Granted	150,000	38.65	—	—	99,289	33.44
Vested/Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding as of June 30, 2021	259,920	$34.23	199,764	$33.56	99,289	$33.44
The unrecognized share-based compensation expense at June 30, 2021 was as follows:

	Unrecognized Share-based Compensation Expense	Weighted Average Amortization Period
	(in thousands)
Time-Based Restricted Stock Units	$8,059	3.46 years
Stock Options	2,710	3.50 years
Performance-Based Restricted Stock Units	2,767	2.50 years
Total unrecognized share-based compensation expense	$13,536	3.28 years
Note 8—Net Income (Loss) per Share
Pursuant to the Restated and Amended Certificate of Incorporation and as a result of the reverse recapitalization, the Company has retrospectively adjusted the weighted average shares outstanding prior to June 10, 2020 to give effect to the exchange ratio used to determine the number of shares of common stock into which they were converted.
Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the three and six months ended June 30, 2021 include unvested stock options, time-based restricted stock units, and performance-based restricted stock units containing conditions that are based on the operating results of the Company, which are considered contingently issuable in the diluted net income (loss) calculation, and which are accounted for using the treasury stock method. The potentially dilutive common shares are included in the calculation of diluted net income (loss) per share only when their effect is dilutive.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except shares and per share data)
Basic net income (loss) per share:
Numerator
Net income (loss)	$75,966	$(49,805)	$88,828	$(41,633)
Preferred distribution to redeemable convertible Series C preferred units	—	(214)	—	(40,689)
Non-cash adjustment to redemption amount of the redeemable convertible Series C preferred units	—	—	—	47,537
Net income (loss) attributable to common stockholders	$75,966	$(50,019)	$88,828	$(34,785)
Denominator
Weighted average common shares	126,230,752	49,547,284	126,515,343	43,589,168
Basic net income (loss) per share attributable to common stockholders	$0.60	$(1.01)	$0.70	$(0.80)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$75,966	$(50,019)	$88,828	$(34,785)
Denominator
Basic weighted average common shares	126,230,752	49,547,284	126,515,343	43,589,168
Dilutive effect of outstanding Time-Based Restricted Stock Units	43,445	—	38,739	—
Diluted weighted average common shares	126,274,197	49,547,284	126,554,082	43,589,168
Diluted net income (loss) per share attributable to common stockholders	$0.60	$(1.01)	$0.70	$(0.80)
The following potentially dilutive outstanding securities for the three and six months ended June 30, 2021 and 2020 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unvested Stock Options	199,764	—	199,764	—
Unvested Performance-Based Restricted Stock Units	99,289	—	99,289	—
Redeemable stock warrants	—	9,166,659	—	9,166,659
Contingency consideration	—	27,187,500	—	27,187,500
Retroactively restated Series C preferred units	—	14,278,603	—	14,278,603
Total	299,053	50,632,762	299,053	50,632,762
Note 9—Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. In arriving at a fair value measurement, the Company uses a fair value hierarchy based on three

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Fair Value Hierarchy
The following table presents the placement in the fair value hierarchy of the Company’s debt instruments at June 30, 2021 and December 31, 2020.

	Carrying value	Fair value measurement at June 30, 2021
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$147,643	$—	$147,643	$—
Total	$147,643	$—	$147,643	$—

	Carrying value	Fair value measurement at December 31, 2020
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$157,747	$—	$157,747	$—
Total	$157,747	$—	$157,747	$—

The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate that is tied to the current LIBOR plus an applicable spread. The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended June 30, 2021 and December 31, 2020.
The Company does not have any long-lived asset which is being measured at fair value on a recurring basis.
Note 10—Income Taxes
During the three and six months ended June 30, 2021, the Company recognized income tax expense of $23.3 million and $27.7 million. For each of the three and six months ended June 30, 2020, the Company recognized income tax expense of $1.4 million. The effective tax rate for the three and six months ended June 30, 2021 was 23.4% and 23.8%, respectively, as compared to effective tax rate of (2.8)% and (3.4)% for the three and six months ended June 30, 2020, respectively. The Company’s income tax expense for the three and six months ended June 30, 2021 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the early termination of the tax receivable agreement, officer’s compensation limitation under Section 162(m), and state income tax expenses. The Company’s income tax expense for the three and six months ended June 30, 2020 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the flow-thru entity structure prior to the Business Combination.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2021, the Company has assessed whether it is more likely than not that our deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of June 30, 2021.
Management of the Company has evaluated the aggregate exposure for uncertain tax positions for all open tax years and concluded that the Company and its predecessor have no material uncertain tax positions as of June 30, 2021 or for any open tax years. Tax penalties and interest, if any, would be reflected in the condensed consolidated statements of operations and comprehensive income in other expenses. The Company has not recorded any penalties or interest related to uncertain tax positions as of June 30, 2021 or for any open tax years.
Note 11—Tax Receivable Agreement
In connection with the Business Combination, the Company entered into the Tax Receivable Agreement (“TRA”). The TRA generally provides for the payment by the Company to the Open Lending LLC unitholders and Blocker’s sole shareholder (the “TRA holders”), as applicable, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or are deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Blocker and/or Open Lending, LLC that existed prior to the Business Combination and were attributable to the Blocker; (ii) certain increases in the tax basis of Open Lending, LLC’s assets resulting from the Transactions; (iii) imputed interest deemed to be paid by the Company as a result of payments the Company makes under the Tax Receivable Agreement; and (iv) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings. The liability for the TRA was $92.4 million at December 31, 2020, which is shown as tax receivable agreement liability on the Company’s condensed consolidated balance sheets.
The Company entered into Amendment No. 1 (the “Amendment”) to the TRA effective April 9, 2021. The Amendment provides that in lieu of early termination payments, the TRA holders are instead entitled to payments equal to 40% of all Tax Benefit Payments (all definitions used herein and otherwise not defined herein shall have the meanings set forth in the Amendment) other than any Actual Interest Amounts that would be required to be paid by the Company under the TRA, using certain valuation. The Amendment provides the Company with the right to terminate and settle all present and future obligations under the TRA with a single payment by the Company to the TRA holders of $36.9 million (the “Early Termination Right”). Absent the Amendment and the exercise of the Early Termination Right, the Company anticipated making TRA payments totaling $92.4 million, undiscounted, over the life of the TRA.
On April 12, 2021, an independent committee of disinterested members of the Board of Directors approved the Company’s decision to exercise the Early Termination Right. With the early settlement of the TRA, the Company recognized a gain of $55.4 million, which is included in gain on extinguishment of tax receivable agreement on the Company’s condensed consolidated statements of operations and comprehensive income.
Note 12—Related Party Transactions
In the second quarter of 2021, cash payments were made to certain related parties totaling $18.5 million in connection with the early termination and settlement of the tax receivable agreement, as discussed in Note 11—Tax Receivable Agreement.
On March 25, 2020, Ross Jessup, the Company’s President, borrowed $6.0 million from Open Lending, LLC in accordance with the promissory note in place and the loan was paid in full by Mr. Jessup on March 30, 2020, with proceeds received as result of the non-liquidating distribution paid by Open Lending, LLC to its members.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Open Lending Corporation’s condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to mean the business and operations of Open Lending Corporation, and its condensed consolidated subsidiaries.

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
•the growth in loan volume from Original Equipment Manufacturers (“OEM Captives”) relative to that of other automotive lenders, and associated concentration of risks;
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
•the turnover in automotive lenders, as well as varying activation rates and volatility in usage of our Lenders Protection Platform (“LPP”) by automotive lenders;
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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.

Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks and the captive finance companies of OEM Captives. Our clients, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $11.1 billion in automotive loans, accumulating over 20 years of proprietary data and developing over two million unique risk profiles. We currently cater to 380 active automotive lenders.
We specialize in risk-based pricing and modeling and provide automated decisioning-technology for automotive lenders throughout the United States. We believe that we address the financing needs of near-prime and non-prime borrowers, or borrowers with a credit bureau score between 560 and 699, who are underserved in the automotive finance industry. Traditional lenders focus on prime borrowers, where an efficient market has developed with interest rate competition that benefits borrowers. Independent finance companies focus on sub-prime borrowers. Borrowers that utilize the near-prime and non-prime automotive lending market have fewer lenders focused on loans with longer terms or higher advance rates. As a result, many near-prime and non-prime borrowers turn to sub-prime lenders, resulting in higher interest rate loan offerings than such borrower's credit profile often merits or warrants. We seek to make this market more competitive, resulting in more attractive loan terms.
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
We facilitated 46,408 and 79,726 certified loans during the three and six months ended June 30, 2021, respectively, as compared to 18,684 and 46,708 certified loans during the three and six months ended June 30, 2020, respectively.
Total revenue was $61.1 million and $105.1 million for three and six months ended June 30, 2021, respectively, as compared to $22.1 million and $39.5 million during the three and six months ended June 30, 2020, respectively.
Operating income was $44.9 million and $74.3 million for three and six months ended June 30, 2021, respectively, as compared to $3.9 million and $12.9 million in the three and six months ended June 30, 2020, respectively.
Net income was $76.0 million and $88.8 million for three and six months ended June 30, 2021, respectively, as compared to net loss of $(49.8) million and $(41.6) million for the three and six months ended June 30, 2020, respectively.
Adjusted EBITDA was $46.1 million and $76.3 million for the three and six months ended June 30, 2021, respectively, as compared to $15.4 million and $25.0 million during the three and six months ended June 30, 2020, respectively. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”

Highlights
The table below summarizes the total dollar value of insured loans facilitated and the number of contracts signed with automotive lenders during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except number of contracts)
Value of insured loans facilitated (1)	$1,170,461	$409,934	$1,950,822	$1,037,031
Number of contracts signed with automotive lenders	22	11	36	28
(1)Value of insured loans are calculated as the total original loan amount of all loans certified for active institutions during each reporting period.
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
Certified Automotive Loans
We refer to “certified loans” as the number of loans facilitated through LPP during a given period. Additionally, we refer to loans with a one-time upfront payment as “single-pay” loans and those paid over twelve monthly installments as “monthly-pay” loans.
Average Program Fee
We define “average program fee” as the total program fee revenue recognized for a period divided by the number of certified loans in that period.
Insurers’ Aggregate Underwriting Profit
We define “insurers’ aggregate underwriting profit” as the total underwriting profit expected to be received by insurers over the expected life of the insured loans.
Insurers’ Earned Premium
We define “insurers’ earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $52.9 million and $99.3 million, respectively, for the three and six months ended June 30, 2021 and were $35.9 million and $69.5 million for the three and six months ended June 30, 2020.
Recent Developments
Term Loan due 2027
On March 11, 2020, the Company entered into a credit agreement with UBS A.G. as the administrative agent and the lenders from time to time party thereto (the “Credit Agreement”). Pursuant to the credit agreement, the lenders thereto funded a term loan (the “Term Loan due 2027”) in a principal amount of $170.0 million bearing an interest rate per annum of LIBOR plus 6.5% (subject to a LIBOR floor of 1%), with a maturity date in March 2027. The Term Loan due 2027 was retired by the Company paying off its outstanding principal and interest with proceeds from issuance of the Term Loan due 2026 and the Revolving Facility (both as defined below) in March 2021. The transaction was deemed as a debt extinguishment under ASC Topic 405-20, “Liabilities—Extinguishments of Liabilities,” and accordingly, the Company recognized a non-cash debt extinguishment loss of $8.8 million during the six months ended June 30, 2021, and is recorded under the caption loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive Income. The loss on debt extinguishment was calculated as the difference between the carrying amount of the debt and the price paid to retire the debt, which primarily consisted of the write off of the unamortized deferred financing costs related to the Term Loan due 2027.
New Credit Agreement—Term Loan due 2026 and Revolving Credit Facility
On March 19, 2021, the Company entered into a credit agreement with Wells Fargo Bank, N.A. as the administrative agent (the “New Credit Agreement”), pursuant to which the lenders thereto (i) funded a senior secured term loan in an aggregate principal amount of $125.0 million maturing in March 2026 (the “Term Loan due 2026”) and (ii) committed to provide a $50.0 million senior secured revolving credit facility, including a $10.0 million letter of credit sub-facility, maturing in March 2026 (the “Revolving Facility”). The obligations of the Company under the Term Loan due 2026 and the Revolving Facility are guaranteed by all of the Company’s U.S. subsidiaries and are secured by substantially all of the assets of the Company and its U.S. subsidiaries, subject to customary exceptions.
Interest under the Term Loan due 2026 and the Revolving Facility are, at the option of the Company, either at an Alternate Base rate (“ABR”) plus a spread ranging from 0.75% to 1.50%, or LIBOR plus a spread ranging from 1.75% to 2.50%. With respect to the ABR loans, interest will be payable at the end of each calendar quarter. With respect to LIBOR loans, interest will be payable at the end of the selected interest period. Additionally, there is a commitment fee payable at the end of each quarter at a rate per annum ranging from 0.200% to 0.275% based on the average daily unused portion of the Revolving Facility, and other customary letter of credit fees. Pursuant to the New Credit Agreement, the interest rate spreads and commitment fees increase or decrease in increments as our Funded Secured Debt/EBITDA ratio increase or decreases. As of June 30, 2021, both the Term Loan due 2026 and the Revolving Facility are subject to LIBOR of 0.098% plus a spread of 2.00% per annum, and we do not have an unused commitment balance under the Revolving Facility. In June 2021, the Company made a payment of $25.0 million to the outstanding balance of the Revolving Facility and has an unused commitment balance of $25.0 million under the Revolving Facility at June 30, 2021. Commitment fees will be accrued at 0.225% per annum on the unused commitment balance.
In connection with the issuance of the Term Loan due 2026 and the Revolving Facility, the Company incurred total deferred financing costs of $1.7 million, of which $1.2 million was allocated to the Term Loan due 2026 and $0.5 million was allocated to the Revolving Facility. The deferred financing costs were capitalized as a contra-liability against the principal balance of the loans and are amortized as interest expense using the effective interest method. As of June 30, 2021, the weighted average effective interest rate on our outstanding borrowings was 2.38%.
The New Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant that are tested quarterly starting with the quarter ending June 30, 2021. The maximum total net leverage ratio is 3.5 to 1.0 for periods on or prior to December 31, 2022, and then decreases to 3.0 to 1.0 after December 31, 2022. The minimum fixed charge coverage ratio is 1.25 to 1.0. As of June 30, 2021, we were in compliance with all required covenants under the New Credit Agreement.
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
On April 12, 2021, an independent committee of disinterested members of the Board of Directors approved our decision to exercise the Early Termination Right. As of June 30, 2021, we paid $36.9 million to terminate and settle the TRA liability and recognized a gain of $55.4 million, which is included in gain on extinguishment of tax receivable agreement on the Company’s condensed consolidated statements of operations and comprehensive income.
Third Insurance Carrier Partner
On June 24, 2021, the Company signed a producer agreement with a third insurance carrier partner, American National Lloyds Insurance Company and ANPAC Louisiana Insurance Company, both affiliates of American National Group, Inc, enabling both companies to be additional providers of credit default insurance policies for LPP, from which the Company expects to earn profit share revenue and claims administration fees in the future. The Producer Agreement was subsequently amended to add American National Property and Casualty Company, an affiliate of American National Group, Inc., as an additional party.
COVID-19
The COVID-19 pandemic continues to create uncertainty regarding the U.S. and global economies and our operating results, financial condition and cash flows. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and continued spread of variants of COVID-19; the impact on our revenues, which are generated with automobile lenders and insurance company partners and driven by consumer demand for automobiles and automotive loans; extended closures of businesses, the effectiveness of the vaccine distribution program and the vaccines themselves; unemployment levels and the overall impact on our customer behavior, all of which are uncertain and cannot be predicted. The Company is diligently working to ensure that we can continue to operate with minimal disruption, mitigate the impact of the pandemic on our employees’ health and safety, and address potential business interruptions on ourselves and our customers. The Company believes that the COVID-19 pandemic, the mitigation efforts and the resulting economic impact have had, and may continue to have, an overall adverse effect on our business, results of operations and financial condition. The Company saw a reduction in loan applications and certified loans throughout the majority of 2020. As consumers and lenders have adjusted to the pandemic, application and certification levels have increased in 2021. Lenders’ forbearance programs, government stimulus packages, extended unemployment benefits and other government assistance have resulted in a reduction in expected defaults since the onset of the pandemic. As these programs end defaults may increase. The potential increase in defaults may impact our revenues and subsequent recovery as the automotive finance industry and overall economy recover. The Company continues to closely monitor the current macro environment, particularly monetary and fiscal policies.
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
Profit Share Assumptions
We rely on assumptions to calculate the value of profit share revenue, which is our share of insurance partners’ underwriting profit. To the extent these assumptions change, our profit share revenue will be adjusted. For example, positive change in estimates associated historical vintages generate an increase in our contract asset, additional revenues and future expected cash flows, while negative change in estimates generate a decrease in our contract asset, a reduction in revenues and future expected cash flows.
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
Concentration
Our largest insurance partner accounted for the vast majority of our profit share and claims administration service fee revenue in the three and six months ended June 30, 2021 and 2020, respectively. Termination or disruption of this relationship could materially and adversely impact our revenue.
Basis of Presentation
We conduct business through one operating segment, and we operate in one geographic region, the United States. See Note 2—Summary of Significant Accounting and Reporting Policies and Recent Developments of the accompanying condensed consolidated financial statements for more information.
Components of Results of Operations
Total Revenues
Our revenue is generated through three streams: (i) program fees paid to us by lenders, (ii) profit share and (iii) claims administration service fees paid to us by insurance partners.
Program fees. Program fees are paid by automotive lenders for use of our LPP and analytics. These fees are based on a percentage of each certified loan’s original principal balance and are recognized as revenue upfront upon receipt of the loan by the consumer. The fee percentage rate varies by type of loan. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts to the lender and with fees generally capped at $600 per loan. This cap may vary for certain large volume lenders. For loans with 12 equal, monthly installments, the fee paid by the lender is a flat 3% of the total amount of the loan and is not capped.
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
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits of employees engaged in selling and marketing activities. We generally expect selling and marketing expenses to increase in absolute dollars as the total number of certified loans continues to grow in the long term; however, we expect selling and marketing expenses to remain relatively constant in the near to immediate term as a percentage of program fee revenue.
Research and development expenses. Research and development expenses consist of employee compensation and benefits expenses for employees engaged in ongoing development of our software technology platform. We generally expect our research and development expenses to increase in absolute dollars as our business continues to grow.
Other Income (Expense)
Interest expense. Interest expense primarily includes interest payments and the amortization of deferred financing costs in connection with the issuance of the debt.
Gain on extinguishment of tax receivable agreement. Gain on extinguishment of tax receivable agreement is related to the early termination and settlement of the TRA to the TRA holders.
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

Results of Operations
The following table sets forth our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in thousands)
Revenue
Program fees	$20,597	$8,793	134%	$35,508	$21,505	65%
Profit share	38,842	12,163	219%	66,572	15,938	318%
Claims administration service fees	1,686	1,111	52%	3,053	2,054	49%
Total revenue	61,125	22,067	177%	105,133	39,497	166%
Cost of services	4,140	1,827	127%	7,502	4,322	74%
Gross profit	56,985	20,240	182%	97,631	35,175	178%
Operating expenses
General and administrative	8,381	14,650	(43)%	16,593	18,218	(9)%
Selling and marketing	2,954	1,295	128%	5,351	3,373	59%
Research and development	773	349	121%	1,364	707	93%
Operating income	44,877	3,946	1037%	74,323	12,877	477%
Interest expense	(1,122)	(3,644)	(69)%	(4,411)	(4,408)	—%
Interest income	58	44	32%	142	61	133%
Gain on extinguishment of tax receivable agreement	55,422	—	100%	55,422	—	100%
Loss on extinguishment of debt	—	—	—%	(8,778)	—	(100)%
Change in fair value of contingent consideration	—	(48,802)	(100)%	—	(48,802)	(100)%
Other (expense) income	(2)	3	(167)%	(133)	3	(4,533)%
Income (loss) before income taxes	99,233	(48,453)	(305)%	116,565	(40,269)	(389)%
Provision for income taxes	23,267	1,352	1,621%	27,737	1,364	1,934%
Net income (loss) and comprehensive income (loss)	$75,966	$(49,805)	(253)%	$88,828	$(41,633)	(313)%
Key Performance Measures
The following table sets forth key performance measures for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Certified loans	46,408	18,684	148%	79,726	46,708	71%
Single-pay	41,156	14,480	184%	70,098	37,916	85%
Monthly-pay	5,252	4,204	25%	9,628	8,792	10%
Average program fees	$444	$471	(6)%	$445	$460	(3)%
Single-pay	$415	$434	(4)%	$416	$430	(3)%
Monthly-pay	$673	$616	9%	$660	$613	8%

Comparison of Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in thousands)
Program fees	$20,597	$8,793	134%	$35,508	$21,505	65%

Profit share
New certified loan originations	27,017	13,105	106%	49,673	28,918	72%
Change in estimated future revenues	11,825	(942)	1,355%	16,899	(12,980)	230%
Total profit share	38,842	12,163	219%	66,572	15,938	318%

Claims administration service fees	1,686	1,111	52%	3,053	2,054	49%
Total revenue	$61,125	$22,067	177%	$105,133	$39,497	166%
Total revenue increased by $39.1 million and $65.6 million, or 177% and 166%, respectively, for the three and six months ended June 30, 2021, as compared to the same periods in 2020, driven by an increase in anticipated profit share, program fees and claims administrative revenues on new originations and the change in estimated future revenues on historical vintages. As the loan default rate, default severity and prepayment rate continued to improve during the three and six months ended June 30, 2021, our anticipated profit share on historic business increased.
Program fees revenue increased by $11.8 million and $14.0 million, or 134% and 65%, respectively, for the three and six months ended June 30, 2021, as compared to the same periods in 2020. The increases were driven by 148% and 71% increases in certified loan volume during the three and six months ended June 30, 2021 as compared to the prior year periods, respectively.
Profit share revenue increased by $26.7 million and $50.6 million, or 219% and 318%, respectively, during the three and six months ended June 30, 2021, as compared to the same periods in 2020. During the three months ended June 30, 2021, we recorded $27.0 million in anticipated profit share, associated with 46,408 new certified loans, for an average of $582 per new certified loan, as compared to $13.1 million recorded in anticipated profit share, associated with 18,684 new certified loans, for an average of $701 per new certified loan, during the three months ended June 30, 2020. In April 2021, we removed the vehicle value discount established as part of our underwriting changes implemented at the onset of COVID-19, which had the effect of increasing credit default insurance premiums and corresponding profit share during the pandemic by approximately 15% per certified loan. As a result of this underwriting change, in April 2021, our average profit share per certified loan decreased in the second quarter 2021 and is comparable to pre-COVID-19 profit share unit economics. In addition, this change had a positive impact by increasing our closure rates on certified loans in second quarter 2021. During the six months ended June 30, 2021, we recorded $49.7 million in anticipated profit share associated with 79,726 new certified loans for an average of $623 per new certified loan, as compared to $28.9 million in anticipated profit share associated with 46,708 certified loans for an average of $619 per new certified loan, during the six months ended June 30, 2020.
In addition, during the three and six months ended June 30, 2021, we recorded $11.8 million and $16.9 million, respectively, in estimated future profit share on business written in historic periods, as compared to a $0.9 million reduction and a $13.0 million reduction, respectively, in estimated future profit share on historic vintages, during the three and six months ended June 30, 2020. The positive adjustment during the three and six months ended June 30, 2021 resulted in a $12.8 million change quarter over quarter and $29.9 million change year over year and represents the continued improvement of our portfolio performance from a risk perspective related to defaults, severity of defaults and prepayments over what we anticipated last year when the COVID-19 pandemic began. This positive adjustments in anticipated future profit share is a change in estimated variable consideration in accordance with ASC 606 and represents additional revenue and expected cash flow from historical vintages as a result of better than expected performance from a risk perspective.
Revenue from claims administration service fees, which represents 3% of our insurance partners’ annual earned premium, increased by $0.6 million, or 52%, and $1.0 million, or 49%, for the three and six months ended June 30, 2021 as compared to the same periods in the prior year, driven by 47% and 43% increases in total earned premiums and 148% and 71% increases in new loan certifications, as compared to the same periods in the prior year.

Cost of Services, Gross Profit and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(S in thousands)
Total revenue	$61,125	$22,067	177%	$105,133	$39,497	166%
Cost of services	4,140	1,827	127%	7,502	4,322	74%
Gross profit	$56,985	$20,240	182%	$97,631	$35,175	178%
Gross margin	93%	92%	1%	93%	89%	4%
Gross profit increased by $36.7 million, or 182%, and $62.5 million, or 178%, during the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, driven by an increase in anticipated profit share, program fees and claims administrative revenues on new originations and change in estimated future revenues based on historical vintages as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in thousands)
Total revenue	$61,125	$22,067	177%	$105,133	$39,497	166%
Gross profit	56,985	20,240	182%	97,631	35,175	178%
Operating expenses
General and administrative	8,381	14,650	(43)%	16,593	18,218	(9)%
Selling and marketing	2,954	1,295	128%	5,351	3,373	59%
Research and development	773	349	121%	1,364	707	93%
Operating income	$44,877	$3,946	1037%	$74,323	$12,877	477%
Operating margin	73%	18%	55%	71%	33%	38%
General and administrative expenses decreased by $6.3 million, or 43% and $1.6 million, or 9%, during the three and six months ended June 30, 2021, respectively, as compared to the same periods last year. During the three and six months ended June 30, 2020, general and administrative expenses included a $9.1 million transaction bonus awarded to key employees and directors of Open Lending, LLC and $2.2 million of non-cash charges incurred in connection with the accelerated vesting of share-based awards, as a result of the Business Combination. Excluding the impact of these one-time charges associated with the Business Combination in the prior year, we experienced a quarter over quarter increase of $5.0 million in general and administrative expenses in 2021, which is primarily attributable to $1.6 million in professional and consulting fees associated with continuing efforts to enhance internal controls, financial reporting and compliance functions, $1.1 million in employee compensation and benefits and $0.8 million in share-based compensation as we continue to expand our business and $0.6 million increase in Directors and Officers insurance.
Selling and marketing expenses increased by $1.7 million, or 128%, and $2.0 million, or 59%, during the three and six months ended June 30, 2021, respectively, as compared to the prior year periods, primarily due to an increase in employee compensation and commissions costs driven by both increased headcounts in sales and account management and increased sales.
Research and development expenses increased by $0.4 million and $0.7 million, or 121% and 93%, during the three and six months ended June 30, 2021, respectively, as compared to the same periods in prior year, due to an increase in headcount costs associated with the software development personnel.
Operating income for the three and six months ended June 30, 2021 increased by $40.9 million and $61.4 million, or 1037% and 477%, respectively, as compared to the prior year periods, driven by an increase in anticipated profit share from new originations and estimated future underwriting profits on historic business.
Income Taxes
During the three and six months ended June 30, 2021, we recognized income tax expense of $23.3 million and $27.7 million, respectively, as compared to income tax expense of $1.4 million during each of the three and six months ended June 30, 2020.

For the three months ended June 30, 2021 our effective tax rate was 23.4%, as compared to an effective tax rate of (2.8)% for the three months ended June 30, 2020. Our effective tax rate for the six months ended June 30, 2021 was 23.8% as compared to an effective tax rate of (3.4)% for the six months ended June 30, 2020. The change in the effective tax rate is primarily due to the taxable entity structure adopted in conjunction with the Business Combination that was consummated on June 10, 2020.
Liquidity and Capital Resources
Cash Flow and Liquidity Analysis
We assess liquidity primarily in terms of our ability to generate cash to fund operating and investing activities. A significant portion of our cash from operating activities is derived from our profit share arrangements with our insurance partners, which are subject to judgments and assumptions and is, therefore, subject to variability.
The following table provides a summary of cash flow data:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$32,983	$12,006
Net cash used in investing activities	(841)	(424)
Net cash (used in) provided by financing activities	(76,245)	7,184
Cash Flows from Operating Activities
Our cash flows provided by operating activities primarily consists of operating income and adjustments for net changes in operating assets and liabilities, including changes in accounts receivable, prepaid expenses, contract assets, accounts payable, income tax payable/receivable and accrued expenses.
Our net cash from operating activities for the six months ended June 30, 2021 was $33.0 million. For the six months ended June 30, 2021, net cash provided by operating activities was primarily attributable to cash inflows from program fees and higher profit share payments from our insurance carriers, primarily as a result of an increased certified loan volume and our carriers releasing reserves established due to uncertainty related to the COVID-19 pandemic last year and the continued improved performance of our portfolio. In addition, net income was increased by an $8.8 million non-cash loss on extinguishment of debt which was offset by a $55.4 million gain on the extinguishment of the TRA, a $22.6 million increase in contract assets and a $3.2 million increase in accounts receivable.
Our net cash from operating activities for the six months ended June 30, 2020 was $12.0 million. Operating cash flow was driven primarily by net income excluding the impact of fair value adjustment of contingent considerations recorded. Cash provided by operating activities was impacted by a $0.2 million decrease in contract assets which was partially offset by $1.1 million in deferred transaction costs.
Cash Flows from Investing Activities
For the six months ended June 30, 2021 and 2020, net cash used in investing activities was $0.8 million and $0.4 million, respectively. For the six months ended June 30, 2021, the investments primarily related to computer software developed for internal use. For the six months ended June 30, 2020, the investments primarily consisted of purchases of furniture and equipment.
Cash Flows from Financing Activities
Our cash flows provided by and used in financing activities primarily consist of proceeds from debt, payments of debt and deferred financing costs, member distributions and equity recapitalization transactions.
For the six months ended June 30, 2021, net cash used in financing activities was $76.2 million. The cash used primarily consisted of $36.9 million in early termination and settlement of the tax receivable agreement, $20.0 million related to our repurchase of 612,745 shares of our common stock held in treasury stock and debt principal payments of $167.6 million, primarily related to the payment in full of the Term Loan due 2027. In addition, we paid down our revolving facility $25.0 million. The cash inflow includes $175.0 million in proceeds associated with our New Credit Agreement entered into March 19, 2021 which refinanced our existing debt, less $1.7 million in deferred financing costs associated with this facility.

For the six months ended June 30, 2020, net cash provided by financing activities was $7.2 million. The cash inflow consisted of $170.0 million in proceeds associated with the Credit Agreement entered into March 1, 2020 less $9.8 million in deferred financing costs, which was partially offset by a $135.4 million distribution to Open Lending, LLC’s unitholders, $13.3 million in connection with our recapitalization, net of transaction costs, and $4.4 million of debt principal payments.
Debt
As of June 30, 2021, our long-term debt consists of a $124.2 million Term Loan due in 2026 and $25.0 million under the Revolving Facility under the New Credit Agreement that we entered into on March 19, 2021, proceeds from which were used primarily to pay the Term Loan due 2027 in full and provide cash for general corporate purposes.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by management to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. In addition, they provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income (loss) excluding interest expense, income taxes, depreciation and amortization expense (including amortization of right-of-use assets), share-based compensation expense, gain on extinguishment of tax receivable agreement, loss on extinguishment of debt, transaction bonuses and change in fair value of contingent consideration. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.
The following table presents a reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in thousands)
Net Income (loss)	$75,966	$(49,805)	(253)%	$88,828	$(41,633)	(313)%
Non-GAAP adjustments:
Interest expense	1,122	3,644	(69)%	4,411	4,408	—%
Provision for income taxes	23,267	1,352	1621%	27,737	1,364	1934%
Depreciation and amortization	196	120	64%	389	242	61%
Share-based compensation	927	2,189	(58)%	1,628	2,676	(39)%
Gain on extinguishment of tax receivable agreement	(55,422)	—	100%	(55,422)	—	100%
Loss on extinguishment of debt	—	—	—%	8,778	—	100%
Transaction bonuses	—	9,112	(100)%	—	9,112	(100)%
Change in fair value of contingent consideration	—	48,802	(100)%	—	48,802	(100)%
Total adjustments	(29,910)	65,219	(146)%	(12,479)	66,604	(119)%
Adjusted EBITDA	46,056	15,414	199%	76,349	24,971	206%
Total revenue	$61,125	$22,067	177%	$105,133	$39,497	166%
Adjusted EBITDA margin	75%	70%	5%	73%	63%	10%
For the three and six months ended June 30, 2021, Adjusted EBITDA increased by $30.6 million, or 199% and $51.4 million, or 206%, as compared to the three and six months ended June 30, 2020. Adjusted EBITDA margin for the three and six months ended June 30, 2021 increased to 75% and 73% as compared to 70% and 63% in the three and six months ended June 30, 2020. The increase in Adjusted EBITDA during the three and six months ended June 30, 2021 reflects an increase in certified loan volume and an increase in estimated future profit share as a result of the continued positive portfolio performance due to lower than projected default frequency and severity stress and overall fewer claims for loss associated with historical vintages, partially offset by an increase in cost of services in the current quarter.

Critical Accounting Policies and Estimates
There have not been any material changes during the six months ended June 30, 2021 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 for further description of our critical accounting policies.
Off Balance Sheet Arrangements
We have not engaged in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We had no material changes, other than the refinancing of our Term Loan due 2027 on March 19, 2021 as discussed in Note—4 Debt, in our contractual commitments and obligations during the six months ended June 30, 2021 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report on Form 10-K.

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
Concentration Risk
Historically, we have not had significant concentration risk in our client base. However, for some period of time in the future, we expect a significant portion of certified loan volume to come from OEM Captives. Additionally, we rely on our largest insurance partner for a significant portion of our profit share and claims administration service fee revenue. Termination or disruption of this relationship could materially and adversely impact our revenue.
Interest Rate Risk
As of June 30, 2021, we had outstanding amounts of $124.2 million under the Term Loan due 2026 and $25.0 million under the Revolving Facility, both of which are scheduled to mature on March 19, 2026. Borrowings under the New Credit Facility bear interest at a rate equal to either the ABR or LIBOR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.75% to 2.50% for LIBOR loans and 0.75% to 1.50% for ABR loans. We are also charged an unused commitment fee that ranges from 0.200% to 0.275% per annum on the average daily unused portion of the Revolving Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

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
Item 1A. Risk Factors
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 the Annual Report, based on information currently known to us and recent developments since the date of the Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or future results.
The New Credit Agreement that governs Open Lending’s credit facility contains various covenants that could limit its ability to engage in activities that may be in Open Lending’s best long-term interests.
Open Lending’s New Credit Agreement provides for Credit Facilities consisting of a senior secured term loan facility of up to $125.0 million along with a senior secured revolving loan facility of up to $50.0 million at any time outstanding. Borrowings under the New Credit Agreement bear interest at a variable rate based on the net secured leverage ratio, subject to a floor of 0.0%. The obligations of Open Lending under the New Credit Agreement are guaranteed by all of its subsidiaries and secured by substantially all of the assets of Open Lending and its subsidiaries, in each case, subject to certain customary exceptions. The Credit Facilities mature on of March 19, 2026.
The New Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the ability of the Loan Parties, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.
The New Credit Agreement also contains customary events of default (subject to thresholds and grace periods), including payment default, covenant default, cross default to other material indebtedness, and judgment defaults.
Open Lending’s ability to comply with these covenants may be affected by events beyond its control, such as market fluctuations impacting net income. Breaches of these covenants will result in a default under the New Credit Agreement, subject to any applicable cure rights, in which case the administrative agent may accelerate the outstanding Term Loan.
If such acceleration under the New Credit Agreement occurs, Open Lending’s ability to fund its operations could be seriously harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended June 30, 2021.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
4/1/2021-4/30/2021	612,745	$32.64	—	—
5/1/2021-5/31/2021	—	—	—	—
6/1/2021-6/30/2021	—	—	—	—
Total	612,745	$32.64	—	—

(1) In connection with an underwritten public offering by certain selling stockholders, on April 6, 2021, Company repurchased from those selling stockholders an aggregate of 612,745 shares of the Company’s common stock totaling $20.0 million at per share price of $32.64, the same price per share as paid by the underwriters.

Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

10.1*
Producer Agreement dated June 24, 2021, as amended, by and between American National Lloyds Insurance Company, ANPAC Louisiana Insurance Company, American National Property And Casualty Company and Lenders Protection LLC.

31.1*	Certification of the Chief Executive Officer

31.2*	Certification of the Chief Financial Officer

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101*
The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets

(ii) Condensed Consolidated Statements of Operations

(iii) Condensed Consolidated Statements of Stockholder’s Equity (Deficit)

(iv) Condensed Consolidated Statements of Cash Flows

(v) Notes to unaudited condensed consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN LENDING CORPORATION

/s/ John Flynn
John J. Flynn
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Charles Jehl
Charles D. Jehl
August 12, 2021	Chief Financial Officer (Principal Financial and Accounting Officer)