Form 10-Q
period 2021-09-30
Open Lending Corp
filed 2021-11-12
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2021, the registrant had 126,190,351 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	September 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$90,864	$101,513
Restricted cash	2,896	2,635
Accounts receivable	6,874	4,352
Current contract assets	60,739	50,386
Prepaid expenses	3,436	1,873
Other current assets	753	2,018
Total current assets	165,562	162,777
Property and equipment, net	2,664	1,201
Operating lease right-of-use assets, net	5,328	5,733
Non-current contract assets	53,523	38,956
Deferred tax asset, net	66,042	85,218
Other non-current assets	124	124
Total assets	$293,243	$294,009
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,430	$3,442
Accrued expenses	7,361	3,033
Income tax payable	1,107	1,640
Current portion of debt	3,125	4,888
Other current liabilities	4,027	4,005
Total current liabilities	17,050	17,008
Long-term debt, net of deferred financing costs	143,828	152,859
Non-current operating lease liabilities	4,775	5,138
Tax receivable agreement liability	—	92,369
Other non-current liabilities	—	13
Total liabilities	$165,653	$267,387
Commitment and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 126,190,351 shares outstanding as of September 30, 2021 and 128,198,185 shares issued and 126,803,096 shares outstanding as of December 31, 2020	1,282	1,282
Additional paid-in capital	493,972	491,246
Accumulated deficit	(310,164)	(428,406)
Treasury stock at cost, 2,007,834 shares at September 30, 2021 and 1,395,089 at December 31, 2020, respectively	(57,500)	(37,500)
Total stockholders’ equity	127,590	26,622
Total liabilities and stockholders’ equity	$293,243	$294,009
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Program fees	$21,638	$10,087	$57,146	$31,592
Profit share	35,447	18,544	102,019	34,482
Claims administration and other service fees	1,807	1,131	4,860	3,185
Total revenue	58,892	29,762	164,025	69,259
Cost of services	6,380	2,496	13,882	6,818
Gross profit	52,512	27,266	150,143	62,441
Operating expenses
General and administrative	7,197	5,015	23,790	23,233
Selling and marketing	3,308	2,118	8,659	5,491
Research and development	1,268	579	2,632	1,286
Operating income	40,739	19,554	115,062	32,431
Interest expense	(959)	(3,572)	(5,370)	(7,980)
Interest income	35	36	177	97
Gain on extinguishment of tax receivable agreement	—	—	55,422	—
Loss on extinguishment of debt	—	—	(8,778)	—
Change in fair value of contingent consideration	—	(83,130)	—	(131,932)
Other income (expense)	3	—	(130)	3
Income (loss) before income taxes	39,818	(67,112)	156,383	(107,381)
Provision for income taxes	10,404	4,021	38,141	5,385
Net income (loss) and comprehensive income (loss)	$29,414	$(71,133)	$118,242	$(112,766)
Preferred distribution to redeemable convertible Series C preferred units	—	—	—	(40,689)
Accretion to redemption value of redeemable convertible Series C preferred units	—	—	—	47,537
Net income (loss) attributable to common stockholders	$29,414	$(71,133)	$118,242	$(105,918)
Net income (loss) and comprehensive income (loss) per common share
Basic	$0.23	$(0.62)	$0.94	$(1.56)
Diluted	$0.23	$(0.62)	$0.94	$(1.56)
Weighted average common shares outstanding
Basic	126,190,351	115,189,532	126,405,822	67,828,046
Diluted	126,247,499	115,189,532	126,451,119	67,828,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands, except share and unit data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2020	128,198,185	$1,282	$491,246	$(428,406)	(1,395,089)	$(37,500)	$26,622
Share-based compensation	—	—	701	—	—	—	701
Net income	—	—	—	12,862	—	—	12,862
Balance as of March 31, 2021	128,198,185	$1,282	$491,947	$(415,544)	(1,395,089)	$(37,500)	$40,185
Share-based compensation	—	—	927	—	—	—	927
Share repurchase	—	—	—	—	(612,745)	(20,000)	(20,000)
Net income	—	—	—	75,966	—	—	75,966
Balance as of June 30, 2021	128,198,185	$1,282	$492,874	$(339,578)	(2,007,834)	$(57,500)	$97,078
Share-based compensation	—	—	1,098	—	—	—	1,098
Net income	—	—	—	29,414	—	—	29,414
Balance as of September 30, 2021	128,198,185	$1,282	$493,972	$(310,164)	(2,007,834)	$(57,500)	$127,590

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit)
(Unaudited, in thousands, except share and unit data)

	Redeemable Convertible Series C Preferred Units		Common Units		Series A and B Preferred Units		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Amount
Balance as of December 31, 2019, as originally reported	21,906,852	$304,943	25,381,873	$7,524	29,058,266	$478	—	$—	$—	$(242,781)	$(234,779)
Retroactive application of the recapitalization	(7,628,249)	—	(25,381,873)	(7,524)	(29,058,266)	(478)	37,631,052	376	7,626	—	—
Balance as of December 31, 2019, as adjusted	14,278,603	$304,943	—	—	—	—	37,631,052	$376	$7,626	$(242,781)	$(234,779)
Fair value adjustment of redemption option	—	(47,537)	—	—	—	—	—	—	—	47,537	47,537
Share-based compensation	—	—	—	—	—	—	—	—	487	—	487
Distribution to Open Lending, LLC unitholders	—	—	—	—	—	—	—	—	—	(135,380)	(135,380)
Net income	—	—	—	—	—	—	—	—	—	8,172	8,172
Balance as of March, 31 2020	14,278,603	$257,406	—	$—	—	$—	37,631,052	$376	$8,113	$(322,452)	$(313,963)
Recapitalization transaction, net of transaction costs	(14,278,603)	(257,406)	—	—	—	—	54,218,857	542	242,001	—	242,543
Deferred tax asset	—	—	—	—	—	—	—	—	1,874	—	1,874
Estimated fair value of contingent consideration at June 10, 2020	—	—	—	—	—	—	—	—	(347,089)	—	(347,089)
Share-based compensation	—	—	—	—	—	—	—	—	2,189	—	2,189
Net loss	—	—	—	—	—	—	—	—	—	(49,805)	(49,805)
Balance as of June 30, 2020	—	$—	—	$—	—	$—	91,849,909	$918	$(92,912)	$(372,257)	$(464,251)
Stock warrant exercise	—	—	—	—	—	—	7,882,163	79	90,566	—	90,645
Issuance of earn out shares	—	—	—	—	—	—	23,750,000	238	419,606	—	419,844
Release of lock up shares	—	—	—	—	—	—	3,437,500	34	59,143	—	59,177
Net loss	—	—	—	—	—	—	—	—	—	(71,133)	(71,133)
Balance as of September 30, 2020	—	—	—	—	—	—	126,919,572	$1,269	$476,403	$(443,390)	$34,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$118,242	$(112,766)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	2,726	2,676
Depreciation and amortization	829	787
Non-cash operating lease cost	405	325
Gain on extinguishment of tax receivable agreement	(55,422)	—
Loss on extinguishment of debt	8,778	—
Change in fair value of contingent consideration	—	131,932
Deferred income taxes	19,176	4,683
Changes in assets & liabilities:
Accounts receivable	(2,522)	375
Contract assets	(24,920)	(10,037)
Operating lease right-of-use assets	—	(523)
Prepaid expenses	(1,563)	(1,415)
Other current and non-current assets	1,265	(2,002)
Accounts payable	(2,012)	946
Accrued expenses	4,328	(597)
Income tax payable/receivable	(533)	544
Operating lease liabilities	(558)	(280)
Other current and non-current liabilities	204	1,727
Net cash provided by operating activities	68,423	16,375
Cash flows from investing activities
Purchase of property and equipment	(1,785)	(1,097)
Net cash used in investing activities	(1,785)	(1,097)
Cash flows from financing activities
Proceeds from term loans	125,000	170,000
Proceeds from revolving facility	50,000	—
Payments on term loans	(168,409)	(5,443)
Payments on revolving facility	(25,000)	—
Payment of deferred financing costs	(1,669)	(9,767)
Share repurchase	(20,000)	—
Settlement of tax receivable agreement	(36,948)	—
Distributions to Open Lending, LLC unitholders	—	(135,380)
Proceeds from stock warrant exercises	—	88,042
Recapitalization transaction, net of transaction costs	—	(14,862)
Net cash (used in) provided by financing activities	(77,026)	92,590
Net change in cash and cash equivalents and restricted cash	(10,388)	107,868
Cash and cash equivalents and restricted cash at the beginning of the period	104,148	9,898
Cash and cash equivalents and restricted cash at the end of the period	$93,760	$117,766
Supplemental disclosure of cash flow information:
Interest paid	$4,545	$7,209
Income tax paid, net	19,397	158
Right-of-use assets obtained in exchange for lease obligations	—	5,375
Non-cash investing and financing:
Change in fair value of redeemable convertible Series C preferred units	—	(47,537)
Conversion of preferred stock to common stock	—	257,406
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Description of Business, Background and Nature of Operations
Open Lending Corporation, headquartered in Austin, Texas, provides loan analytics, risk-based loan pricing, risk modeling, and automated decision technology for automotive lenders throughout the United States, which allows each lending institution to book incremental near-prime and non-prime automotive loans out of their existing business flow. The Company also operates as a third-party administrator that adjudicates insurance claims and refunds on those automotive loans.
Nebula Acquisition Corporation (“Nebula”), the Company’s predecessor, was originally incorporated in Delaware on October 2, 2017 as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 10, 2020 (the “Closing Date”), Nebula consummated a business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement, dated as of January 5, 2020 (as amended by that certain Amendment No. 1 and Waiver, dated as of March 18, 2020, that certain Amendment No. 2 and Consent, dated as of March 26, 2020, that certain Amendment No. 3, dated as of May 13, 2020, and that certain amendment No. 4, dated as of June 9, 2020, the “Business Combination Agreement”) by and among Nebula, Open Lending, LLC, a Texas limited liability company, BRP Hold 11, Inc., a Delaware corporation (“Blocker”), the Blocker’s sole stockholder, Nebula Parent Corp., a Delaware Corporation (“ParentCo”), NBLA Merger Sub LLC, a Texas limited liability company, NBLA Merger Sub Corp., a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company, as the Securityholder Representative.
Immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Agreement (the “Transactions,” and such completion, the “Closing”), Open Lending, LLC became a wholly-owned subsidiary of ParentCo, and, ParentCo changed its name to Open Lending Corporation. The Company is now listed on Nasdaq under the symbol “LPRO.”
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. The Company believes the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements should be read in conjunction with its audited consolidated financial statements and related notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020.
The interim data includes all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2021.
The Business Combination is accounted for as a reverse recapitalization as Open Lending, LLC was determined to be the accounting acquirer under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
805, Business Combinations (“ASC 805”). The determination was primarily based on the evaluation of the following facts and circumstances:
•the pre-combination unitholders of Open Lending, LLC held the majority of voting rights in the Company;
•the pre-combination unitholders of Open Lending, LLC had the right to appoint the majority of the directors of the Company;
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
b)COVID-19
The COVID-19 pandemic continues to create uncertainty regarding the U.S. and global economies and the Company’s operating results, financial condition and cash flows. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance depends on certain developments, including the duration and continued spread of variants of COVID-19; the impact on the Company’s revenues, which are generated with automobile lenders and insurance company partners and driven by consumer demand for automobiles and automotive loans; extended closures of businesses, the effectiveness of the vaccine distribution program and the vaccines themselves; supply chain disruptions caused by the COVID-19 pandemic; unemployment levels and the overall impact on the Company’s customer behavior, all of which are uncertain and cannot be predicted. The Company is diligently working to ensure that it can continue to operate with minimal disruption, mitigate the impact of the pandemic on its employees’ health and safety, and address potential business interruptions on itself and its customers. The Company believes that the COVID-19 pandemic, the mitigation efforts and the resulting economic impact have had, and may continue to have, an overall adverse effect on its business, results of operations and financial condition. The Company saw a reduction in loan applications and certified loans throughout the majority of 2020. As consumers and lenders have adjusted to the pandemic, application and certification levels have increased in 2021. Lenders’ forbearance programs, government stimulus packages, extended unemployment benefits and other government assistance have resulted in a reduction in expected defaults since the onset of the pandemic. As these programs end, defaults may increase. The potential increase in defaults may impact revenues and subsequent recovery as the automotive finance industry and overall economy recover. The Company continues to closely monitor the current macro environment, particularly monetary and fiscal policies.
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
The Company will remain an emerging growth company until the earliest of (i) the Company is deemed to be a “large accelerated filer,” as defined in the Securities Exchange Act of 1934, as amended, (ii) the last day of the fiscal year in

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
which it has total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of the Company’s common stock in the Company’s initial public offering. The Company expects to be deemed a large accelerated filer for filings due after January 1, 2022.
d)Concentrations of revenue and credit risks
The Company’s business relationships with its three insurance partners generated approximately 63% and 65% of the Company’s total revenue for each of the three and nine months ended September 30, 2021, respectively, with the top insurance partner accounting for approximately 63% of the total profit share revenue. In the event that one or more of the Company’s insurance partners or other significant customers terminate their relationships with the Company, or elect to utilize an alternative source to price its auto loans, the number of loans originated through the Lender’s Protection Platform (“LPP”) would decline, which would materially and adversely affect its business and, in turn, its revenue.
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
The Company’s accounts receivables are derived from revenue earned from customers. The Company performs credit evaluations of its customers’ financial condition. As of September 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts. At September 30, 2021, the Company had one customer that represented 13% of the Company’s accounts receivable. At December 31, 2020, the Company had one customer that represented 19% of the Company’s accounts receivable.
e)Use of estimates and judgments
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and those differences may be material. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to estimates are recognized prospectively.
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
In connection with profit share revenue recognition and the estimation of contract assets under Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), the Company uses forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and default severity rates. These assumptions are based on the Company’s observations of the historical behavior for loans with similar risk characteristics. The assumptions also take into consideration the forecast adjustments under various macroeconomic conditions, including the potential impact from the COVID-19 pandemic, and the current mix of the underlying portfolio of the Company’s insurance partners. As the Company closely monitors the development of the pandemic and its ongoing impact on its business, management has accordingly adjusted these assumptions during the three and nine months ended September 30, 2021 as a result of changes in facts and circumstances and general market conditions derived from the COVID-19 pandemic.
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
h)Recently issued accounting pronouncements not yet adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The Company expects to be deemed a large accelerated filer and no longer an emerging growth company effective December 31, 2021. Accordingly, the Company is in the process of assessing the impact of this ASU on its condensed consolidated financial statements and disclosures effective January 1, 2021.
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
Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position or results of operations.
Note 3—Business Combination
On June 10, 2020, Nebula consummated a business combination with Open Lending, LLC pursuant to the Business Combination Agreement. Pursuant to ASC 805, for financial accounting and reporting purposes, Open Lending, LLC was deemed the accounting acquirer and Nebula was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of Open Lending, LLC issuing equity for the net assets of Nebula, accompanied by a recapitalization. Under this method of accounting, the consolidated financial statements of Open Lending, LLC are the historical financial statements of Open Lending Corporation. The net assets of Nebula were stated at historical costs, with no goodwill or other intangible assets recorded in accordance with GAAP, and are consolidated with Open Lending, LLC’s financial statements on the Closing Date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement.
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
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $55.5 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. In addition, the Company incurred $9.1 million in transaction bonuses paid to key employees and directors and $2.2 million in non-cash share-based compensation expense due to the accelerated vesting of Open Lending, LLC’s legacy share-based compensation plan in the second quarter of 2020. The transaction bonuses and share-based compensation were included in general and administrative expense on the Company’s consolidated statements of operations and comprehensive income (loss) during the second quarter of 2020. See Note 7—Share-Based Compensation for additional information.
Note 4—Debt
The following table provides a summary of the Company’s debt as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Revolving Facility, matures in 2026	$25,000	$—
Term Loan due 2026	123,438	—
Term Loan due 2027	—	166,813
Less: unamortized deferred financing costs	(1,485)	(9,066)
Total debt	146,953	157,747
Less: current portion of debt	(3,125)	(4,888)
Total long-term debt, net of deferred financing costs	$143,828	$152,859
Term Loan due 2027
On March 11, 2020, the Company entered into a credit agreement with UBS A.G. as the administrative agent and the lenders from time to time party thereto (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders thereto funded a term loan (the “Term Loan due 2027”) in a principal amount of $170.0 million bearing an interest rate per annum of LIBOR plus 6.5% (subject to a LIBOR floor of 1%), with a maturity date in March 2027. The Term Loan due 2027 was retired by the Company paying off its outstanding principal and interest with proceeds from issuance of the Term Loan due 2026 and the Revolving Facility (both as defined below) in March 2021. The transaction was deemed as a debt extinguishment under ASC Topic 405-20, “Liabilities—Extinguishments of Liabilities,” and, accordingly, the Company recognized a non-cash debt extinguishment loss of $8.8 million, which was recorded under the caption loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income during the nine months ended September 30, 2021. The loss on debt extinguishment was calculated as the difference between the carrying amount of the debt and the price paid to retire the debt, which primarily consisted of the write-off of the unamortized deferred financing costs related to the Term Loan due 2027.
New Credit Agreement—Term Loan due 2026 and Revolving Credit Facility
On March 19, 2021, the Company entered into a credit agreement with Wells Fargo Bank, N.A. as the administrative agent (the “New Credit Agreement”), pursuant to which the lenders thereto (i) funded a senior secured term loan in an aggregate principal amount of $125.0 million, maturing in March 2026 (the “Term Loan due 2026”) and (ii) committed to provide a $50.0 million senior secured revolving credit facility, including a $10.0 million letter of credit sub-facility, maturing in March 2026 (the “Revolving Facility”). The obligations of the Company under the Term Loan due 2026 and the Revolving Facility are guaranteed by all of the Company’s U.S. subsidiaries and are secured by substantially all of the assets of the Company and its U.S. subsidiaries, subject to customary exceptions.
Interest under the Term Loan due 2026 and the Revolving Facility are, at the option of the Company, either at an Alternate Base Rate (“ABR”) plus a spread ranging from 0.75% to 1.50%, or LIBOR plus a spread ranging from 1.75% to 2.50%. With respect to the ABR loans, interest will be payable at the end of each calendar quarter. With respect to the LIBOR loans, interest will be

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
payable at the end of the selected interest period. Additionally, there is a commitment fee payable at the end of each quarter at a rate per annum ranging from 0.200% to 0.275% based on the average daily unused portion of the Revolving Facility, and other customary letter of credit fees. Pursuant to the New Credit Agreement, the interest rate spreads and commitment fees increase or decrease in increments as the Company’s Funded Secured Debt/EBITDA ratio increase or decreases.
As of September 30, 2021, both the Term Loan due 2026 and the Revolving Facility are subject to LIBOR of 0.086% plus a spread of 1.75% per annum. In June 2021, the Company made a payment of $25.0 million to the outstanding balance of the Revolving Facility and has an unused commitment balance of $25.0 million under the Revolving Facility at September 30, 2021. Commitment fees were accrued at a weighted average of 0.218% per annum on the unused commitment balance.
In connection with the issuance of the Term Loan due 2026 and the Revolving Facility, the Company incurred total deferred financing costs of $1.7 million, of which $1.2 million was allocated to the Term Loan due 2026 and $0.5 million was allocated to the Revolving Facility. The deferred financing costs were capitalized as a contra-liability against the principal balance of the loans and are amortized as interest expense using the effective interest method. Unamortized deferred financing costs were $1.5 million as of September 30, 2021. As of September 30, 2021, the weighted average effective interest rate on the Company’s outstanding borrowings was 2.13%.
The New Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant that are tested quarterly. The maximum total net leverage ratio is 3.5 to 1.0 for periods on or prior to December 31, 2022, and then decreases to 3.0 to 1.0 after December 31, 2022. The minimum fixed charge coverage ratio is 1.25 to 1.0. As of September 30, 2021, the Company was in compliance with all required covenants under the New Credit Agreement.
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
In connection to the Business Combination, on July 1, 2020, the Company filed a Registration Statement on Form S-1 to register 52,916,659 shares of common stock for the issuance by the Company of (i) up to an aggregate of 23,750,000 shares of the common stock that may be issued as earn-out consideration upon certain triggering events, and (ii) 9,166,659 shares of common stock that may be issued upon exercise of warrants to purchase common stock at an exercise price of $11.50 per share of common stock, herein referenced as public warrants.
Public Warrants
Upon the Closing, there were 9,166,659 outstanding public warrants to purchase shares of the Company’s common stock that were issued by Nebula with other consideration prior to the Business Combination. The warrants were set to expire on June 10, 2025, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
Each whole warrant entitled the holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The warrants were exercisable 30 days after the completion of the Business Combination. Once the public warrants became exercisable, the Company had the right to redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant (the “Redemption Price”) upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock matched or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the warrant holders (“Redemption Right”).

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On September 11, 2020, the Company provided notice of redemption that all public warrants may be exercised by the holders thereof until 5:00 p.m. New York City time on October 13, 2020 (the “Redemption Date”). Any public warrants that remained unexercised following 5:00 p.m. New York City time on October 13, 2020 would no longer be exercisable and would be redeemed by the Company at the Redemption Price. In the three months ended September 30, 2020, 7,882,163 public warrants were exercised from which the Company received $88.0 million in cash proceeds.
Underwritten Public Offering
On April 6, 2021, the Company completed an underwritten public offering of 9,000,000 shares of the Company’s common stock at a public offering price of $34.00 per share. All shares were sold by existing stockholders, including Nebula Holdings, LLC and its affiliates, Bregal Sagemount, and certain executive officers of the Company. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,350,000 additional shares of common stock. The Company did not issue any shares and did not receive any of the proceeds of the offering.
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
Dividend
Any decision to declare and pay dividends in the future will be made at the sole discretion of the Company’s Board of Directors and will depend on, among other things, results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Company’s Board of Directors may deem relevant. In addition, the Company’s ability to pay dividends is limited by covenants in the Company’s existing indebtedness and may be limited by the agreements governing other indebtedness that it or its subsidiaries incur in the future.
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
Revenue from contracts with lending institutions
Program fees are derived from contracts with automotive lenders. Through the Company’s proprietary LPP, the Company enables automotive lenders to make loans that are insured against certain credit losses from defaults. The Company generates program fee revenue from its proprietary, cloud-based software platform that enables automotive lenders, Original Equipment Manufacturing (“OEM”) captive finance companies and other financial institutions (collectively, “lending institutions”) to approve loans to traditionally underserved non-prime or near-prime borrowers.
The Company receives program fees for providing loan decision-making analytics solutions and automated issuance of credit default insurance with third-party insurance providers. The Company’s performance obligation is complete when a loan is certified through LPP and is issued by the lending institution. Program fee contracts contain a single performance obligation, which consists of a series of distinct services that are substantially the same with the same pattern of transfer to customers.
Program fees are based on a percentage of the initial principal amount of the loans processed by the Company. There are two types of payment arrangements: i) a single-pay program fee is due based on the volume of loans originated by the lending institution in a calendar month; or ii) a monthly-pay program fee is due in equal monthly installments within 12 months of loan origination.
The Company bills the customer for an amount calculated based on the actual number of loans processed in a calendar month, which corresponds directly with the value of service transferred to the customer in that month.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenue from contracts with insurance carriers
As of September 30, 2021, the Company has producer agreements with three insurance carrier partners from which the Company earns profit share revenue and claims administration service fees.
In the profit share arrangement, the Company facilitates placement of credit default insurance policies with lending institutions on behalf of the Company’s insurance partners. Profit share revenue represents the Company’s participation in the underwriting profit of the Company’s third-party insurance partners who provide lenders with credit default insurance on loans the automotive lenders make using the Company’s LPP. The Company receives a percentage of the aggregate monthly insurance underwriting profit. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including reserves for incurred but not reported losses), with losses accrued and carried forward for future profit share calculations. The Company fulfills its performance obligation upon placement of the insurance, at which point the Company is entitled to the profit share of all future net premiums earned by the insurance carrier on the policy.
To determine the profit share revenue, the Company uses forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and severity rates. These assumptions are based on the Company’s observations of the historical behavior for loans with similar risk characteristics. The assumptions also take consideration of the forecast adjustments under various macroeconomic conditions and the current mix of the underlying portfolio of the Company’s insurance partners. To the extent these assumptions change, the Company’s profit share revenue is adjusted.
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
Claims administration service fees are generated from the Company acting as a third-party administrator to process and adjudicate the credit default insurance claims on behalf of the insurance companies. In this arrangement, the performance obligation to provide claims administration services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract Balances
Contract assets for the periods indicated below were as follows:

	Contract Assets
	Profit Share	TPA Fee	Program Fee	Total
	(in thousands)
Ending balance as of June 30, 2021	$104,886	$1,099	$5,948	$111,933
Increase of contract assets due to new business generation	27,932	1,801	21,638	51,371
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	7,515	—	—	7,515
Receivables transferred from contract assets upon billing the lending institutions	—	—	(21,197)	(21,197)
Payments received from insurance carriers	(33,678)	(1,682)	—	(35,360)
Ending balance as of September 30, 2021	$106,655	$1,218	$6,389	$114,262

	Contract Assets
	Profit Share	TPA Fee	Program Fee	Total
	(in thousands)
Ending balance as of December 31, 2020	$83,177	$822	$5,343	$89,342
Increase of contract assets due to new business generation	77,605	4,854	57,146	139,605
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	24,414	—	—	24,414
Receivables transferred from contract assets upon billing the lending institutions	—	—	(56,100)	(56,100)
Payments received from insurance carriers	(78,541)	(4,458)	—	(82,999)
Ending balance as of September 30, 2021	$106,655	$1,218	$6,389	$114,262

As of September 30, 2021 and December 31, 2020, the Company’s contract assets consisted of $60.7 million and $50.4 million, respectively, as the portion estimated to be received within one year, and $53.5 million and $39.0 million, respectively, in the non-current portion to be received beyond one year. During the three months ended September 30, 2021, the Company recorded $27.9 million in anticipated profit share, associated with 49,332 new certified loans, for an average of $566 per new certified loan, as compared to $14.7 million recorded in anticipated profit share, associated with 20,696 new certified loans, for an average of $711 per new certified loan, during the three months ended September 30, 2020. In addition, during the three months ended September 30, 2021, the Company recorded $7.5 million in estimated future profit share on business in historic periods, as compared to an increase of $3.8 million in estimated future profit share on historic vintages, during the three months ended September 30, 2020. In April 2021, the Company removed the vehicle value discount established as part of the Company’s underwriting changes implemented at the onset of COVID-19, which had the effect of increasing credit default insurance premiums and corresponding profit share during the pandemic by approximately 15% per certified loan. As a result of this underwriting change, the Company’s average profit share per certified loan decreased in the second and third quarter of 2021 and is comparable to pre-COVID-19 profit share unit economics. In addition, this change had a positive impact by increasing the Company’s closure rates on certified loans. During the nine months ended September 30, 2021, the profit share component of the Company’s contract assets increased $77.6 million in anticipated profit share associated with 129,058 new certified loans for an average of $601 per loan, and a $24.4 million positive adjustment in the contract asset related to performance obligations satisfied in previous periods as a result of the continued positive portfolio performance due to lower than projected default frequency and severity stress and overall fewer claims for loss. This positive change in estimate of $24.4 million in the first nine months of 2021 resulted in an increase in contract assets, revenue and expected future cash flows from historical vintages. The Company received $33.7 million and $78.5 million, respectively, in profit share payments from the Company’s insurance carriers, during the three and nine months ended September 30, 2021, an increase in collections over the Company’s previous quarters. The increase is primarily the result of an increase in certified loan volumes and the Company’s carriers releasing reserves established due to uncertainty related to the COVID-19 pandemic. More specifically, reserves were established to

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
reflect the potential for higher defaults, increased severity of defaults and accelerated prepayments. These risks have not materialized as the portfolio has performed better than expected.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and are expensed as incurred.
Disaggregation of Revenues
The Company disaggregates revenues by revenue source (i.e., program fee, profit share and claims administration and other service fees), and the level of disaggregation is presented in the condensed consolidated statement of operations and comprehensive income.
Note 7—Share-Based Compensation
Class B Common Unit Incentive Plan (the “Class B Plan”)
Prior to the Business Combination, commencing in 2013, the Board of Managers of Open Lending, LLC approved the Class B Unit Incentive Plan (the “Class B Plan”), which was a form of long-term compensation that provided for the issuance of ownership shares to service providers for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of Open Lending, LLC. As a result of the Business Combination, the Board of Managers approved an acceleration of the awards granted in connection with the Class B Plan, to allow accelerated vesting of the units at the consummation of the Business Combination. On the date of the Closing, the Class B common units were converted into shares of Company common stock utilizing the exchange ratio established in the Business Combination Agreement, and the accelerated vesting of 571,983 awards resulted in $2.2 million of non-cash share-based compensation expense recorded to general and administrative expense during the nine months ended September 30, 2020.
2020 Stock Option and Incentive Plan (the “2020 Plan”)
Prior to the Closing on June 9, 2020, Nebula’s stockholders approved the 2020 Plan. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock units and other stock or cash-based awards. The Company initially reserved 9,693,750 shares, approximately 10% of its common stock outstanding upon the Closing, as the “Initial Limit” for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or the “Annual Increase.” This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2021, the shares reserved and available for issuance under the 2020 Plan are 14,207,175, which includes the 4% annual increase in 2021 less restricted stock units and stock options granted under the 2020 Plan.
Share-based compensation expense recorded for each type of award is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Time-Based Restricted Stock Units	$638	$—	$1,329	$—
Performance-Based Restricted Stock Units	277	—	830	—
Stock Options	183	—	567	—
Class B Common Units	—	—	—	2,676
Total share-based compensation expense	$1,098	$—	$2,726	$2,676
During the three and nine months ended September 30, 2021 and 2020, share-based compensation expense was allocated to cost of services, general and administrative, selling and marketing, and research and development, generally based on the functional

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
responsibilities of the awarded unit holders in the accompanying condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
General and administrative	$925	$—	$2,252	$2,633
Selling and marketing	89	—	271	12
Cost of services	45	—	102	25
Research and development	39	—	101	6
Total	$1,098	$—	$2,726	$2,676
The following table provides information related to the Company’s share-based compensation award activity for the nine months ended September 30, 2021:

	Time-Based Restricted Stock Units		Stock Options		Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value at Grant Date
Outstanding as of December 31, 2020	109,920	$28.20	199,764	$33.56	—	$—
Granted	153,594	38.72	—	—	99,289	33.44
Vested/Exercised	—	—	—	—	—	—
Forfeited	—	—	(3,868)	33.56	—	—
Outstanding as of September 30, 2021	263,514	$34.33	195,896	$33.56	99,289	$33.44
The unrecognized share-based compensation expense at September 30, 2021 was as follows:

	Unrecognized Share-based Compensation Expense	Weighted Average Amortization Period
	(in thousands)
Time-Based Restricted Stock Units	$7,571	3.18 years
Stock Options	2,467	3.25 years
Performance-Based Restricted Stock Units	2,490	2.25 years
Total unrecognized share-based compensation expense	$12,528	3.01 years
Note 8—Net Income (Loss) per Share
Pursuant to the Restated and Amended Certificate of Incorporation and as a result of the reverse recapitalization, the Company has retrospectively adjusted the weighted average shares outstanding prior to June 10, 2020 to give effect to the exchange ratio used to determine the number of shares of common stock into which they were converted.
Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the three and nine months ended September 30, 2021 include unvested stock options and time-based restricted stock units. The potentially dilutive common shares during the three and nine months ended September 30, 2021 do not include performance-based restricted stock units containing unmet performance conditions. The potentially dilutive common shares are included in the calculation of diluted net income (loss) per share only when their effect is dilutive.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except shares and per share data)
Basic net income (loss) per share:
Numerator
Net income (loss)	$29,414	$(71,133)	$118,242	$(112,766)
Preferred distribution to redeemable convertible Series C preferred units	—	—	—	(40,689)
Non-cash adjustment to redemption amount of the redeemable convertible Series C preferred units	—	—	—	47,537
Net income (loss) attributable to common stockholders	$29,414	$(71,133)	$118,242	$(105,918)
Denominator
Weighted average common shares	126,190,351	115,189,532	126,405,822	67,828,046
Basic net income (loss) per share attributable to common stockholders	$0.23	$(0.62)	$0.94	$(1.56)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$29,414	$(71,133)	$118,242	$(105,918)
Denominator
Basic weighted average common shares	126,190,351	115,189,532	126,405,822	67,828,046
Dilutive effect of outstanding Time-Based Restricted Stock Units	57,148	—	45,297	—
Diluted weighted average common shares	126,247,499	115,189,532	126,451,119	67,828,046
Diluted net income (loss) per share attributable to common stockholders	$0.23	$(0.62)	$0.94	$(1.56)
The following potentially dilutive outstanding securities for the three and nine months ended September 30, 2021 and 2020 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unvested Stock Options	195,896	—	195,896	—
Unvested Performance-Based Restricted Stock Units	99,289	—	99,289	—
Redeemable stock warrants	—	2,230,897	—	890,291
Contingency consideration	—	5,803,329	—	4,032,276
Retroactively restated Series C preferred units	—	—	—	8,389,982
Total	295,185	8,034,226	295,185	13,312,549

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Fair Value Hierarchy
The following table presents the placement in the fair value hierarchy of the Company’s debt instruments at September 30, 2021 and December 31, 2020.

	Carrying value	Fair value measurement at September 30, 2021
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$146,953	$—	$146,953	$—
Total	$146,953	$—	$146,953	$—

	Carrying value	Fair value measurement at December 31, 2020
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$157,747	$—	$157,747	$—
Total	$157,747	$—	$157,747	$—

The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate that is tied to the current LIBOR plus an applicable spread. The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended September 30, 2021 and December 31, 2020.
The Company does not have any long-lived asset which is being measured at fair value on a recurring basis.
Note 10—Income Taxes
During the three and nine months ended September 30, 2021, the Company recognized income tax expense of $10.4 million and $38.1 million, respectively, as compared to income tax expense of $4.0 million and $5.4 million, respectively, during the three and nine months ended September 30, 2020. The effective tax rate for the three and nine months ended September 30, 2021 was 26.1% and 24.4%, respectively, as compared to effective tax rate of (6.0)% and (5.0)% for the three and nine months ended September 30, 2020, respectively. The Company’s income tax expense for the three and nine months ended

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2021 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the early termination of the tax receivable agreement, officer’s compensation limitation under Section 162(m), and state income tax expenses. The Company’s income tax expense for the three and nine months ended September 30, 2020 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the flow-thru entity structure prior to the Business Combination.
As of September 30, 2021, the Company has assessed whether it is more likely than not that its deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more likely than not that all deferred tax assets will be realized and has not recorded any valuation allowance as of September 30, 2021.
Management of the Company has evaluated the aggregate exposure for uncertain tax positions for all open tax years and concluded that the Company and its predecessor have no material uncertain tax positions as of September 30, 2021 or for any open tax years. Tax penalties and interest, if any, would be reflected in the condensed consolidated statements of operations and comprehensive income in other expenses. The Company has not recorded any penalties or interest related to uncertain tax positions as of September 30, 2021 or for any open tax years.
Note 11—Tax Receivable Agreement
In connection with the Business Combination, the Company entered into the Tax Receivable Agreement (“TRA”). The TRA generally provides for the payment by the Company to the Open Lending, LLC unitholders and Blocker’s sole shareholder (the “TRA holders”), as applicable, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or are deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Blocker and/or Open Lending, LLC that existed prior to the Business Combination and were attributable to the Blocker; (ii) certain increases in the tax basis of Open Lending, LLC’s assets resulting from the Transactions; (iii) imputed interest deemed to be paid by the Company as a result of payments the Company makes under the TRA; and (iv) certain increases in tax basis resulting from payments the Company makes under the TRA. The Company will retain the benefit of the remaining 15% of these cash savings. The liability for the TRA was $92.4 million at December 31, 2020, which is shown as tax receivable agreement liability on the Company’s condensed consolidated balance sheets.
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
Note 12—Related Party Transactions
In the nine months ended September 30, 2021, cash payments were made to certain related parties totaling $18.5 million in connection with the early termination and settlement of the TRA, as discussed in Note 11—Tax Receivable Agreement.
On March 25, 2020, Ross Jessup, the Company’s President, borrowed $6.0 million from Open Lending, LLC in accordance with the promissory note in place and the loan was paid in full by Mr. Jessup on March 30, 2020, with proceeds received as result of the non-liquidating distribution paid by Open Lending, LLC to its members.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Open Lending Corporation’s condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to mean the business and operations of Open Lending Corporation, and its condensed consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our financial performance;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•expansion plans and opportunities;
•the impact of the relative strength of the overall economy, including its effect on unemployment, consumer spending and consumer demand for automotive products, as well as any supply chain disruptions and vehicle affordability for near and non-prime borrowers;
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
All forward-looking statements are based on information and estimates available to us at the time of this Quarterly Report on Form 10-Q and are not guarantees of future financial performance. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
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

Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks and the captive finance companies of OEM Captives. Our clients, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $12.4 billion in automotive loans, accumulating over 20 years of proprietary data and developing over two million unique risk profiles. We currently cater to 394 active automotive lenders.
We specialize in risk-based pricing and modeling, and we provide automated decisioning-technology for automotive lenders throughout the United States. We believe that we address the financing needs of near-prime and non-prime borrowers, or borrowers with a credit bureau score between 560 and 699, who are underserved in the automotive finance industry. Traditional lenders focus on prime borrowers, where an efficient market has developed with interest rate competition that benefits borrowers. Independent finance companies focus on sub-prime borrowers. Borrowers that utilize the near-prime and non-prime automotive lending market have fewer lenders focused on loans with longer terms or higher advance rates. As a result, many near-prime and non-prime borrowers turn to sub-prime lenders, resulting in higher interest rate loan offerings than such borrower's credit profile often merits or warrants. We seek to make this market more competitive, resulting in more attractive loan terms.
Our flagship product, LPP, enables automotive lenders to make loans that are largely insured against losses from defaults. We have been developing and advancing the proprietary underwriting models used by LPP for approximately 20 years. We believe LPP provides significant benefits to our growing ecosystem of automotive lenders, automobile dealers and insurers.
A key element of LPP is the ability to facilitate risk-based interest rates that are appropriate for each loan and lender and electronically submit the proposed rate to our automotive lenders within approximately five seconds after we receive a loan application. Our interest rate pricing is customized to each automotive lender, reflecting the cost of capital, loan servicing costs, loan acquisition costs, expected recovery rates and target return on assets of each automotive lender. Using our risk models, we project monthly loan performance results, including expected losses and prepayments for automotive lenders that use LPP. The product of this process is a risk-based interest rate, inclusive of elements to recover all projected costs, program fees and insurance premiums, given the risk of the loan, to return a targeted return on asset goal.
We believe that our market opportunity is significant. The near-prime and non-prime automotive loan market is $250 billion annually, resulting in an approximately $14.4 billion annual revenue opportunity. We are currently serving less than 2% of this market, providing a significant growth opportunity.
Executive Overview
We facilitate certified loans and have achieved financial success by increasing our penetration of the near-prime and non-prime automotive loan market while diversifying our customer base and refining our data analysis capabilities.
We facilitated 49,332 and 129,058 certified loans during the three and nine months ended September 30, 2021, respectively, as compared to 20,696 and 67,404 certified loans during the three and nine months ended September 30, 2020, respectively.
Total revenue was $58.9 million and $164.0 million during the three and nine months ended September 30, 2021, respectively, as compared to $29.8 million and $69.3 million during the three and nine months ended September 30, 2020, respectively.
Operating income was $40.7 million and $115.1 million during the three and nine months ended September 30, 2021, respectively, as compared to $19.6 million and $32.4 million in the three and nine months ended September 30, 2020, respectively.
Net income was $29.4 million and $118.2 million during the three and nine months ended September 30, 2021, respectively, as compared to net loss of $(71.1) million and $(112.8) million for the three and nine months ended September 30, 2020, respectively.
Adjusted EBITDA was $42.1 million and $118.4 million for the three and nine months ended September 30, 2021, respectively, as compared to $19.8 million and $44.7 million during the three and nine months ended September 30, 2020, respectively. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”

Highlights
The table below summarizes the total dollar value of insured loans facilitated and the number of contracts signed with automotive lenders during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except number of contracts)
Value of insured loans facilitated (1)	$1,267,809	$463,377	$3,218,657	$1,500,422
Number of contracts signed with automotive lenders	16	11	52	39
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
Insurers’ Earned Premium
We define “insurers’ earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $58.7 million and $158.9 million, respectively, for the three and nine months ended September 30, 2021 and were $38.5 million and $108.0 million for the three and nine months ended September 30, 2020.
Recent Developments
Term Loan due 2027
On March 11, 2020, we entered into a credit agreement with UBS A.G. as the administrative agent and the lenders from time to time party thereto (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders thereto funded a term loan (the “Term Loan due 2027”) in a principal amount of $170.0 million bearing an interest rate per annum of LIBOR plus 6.5% (subject to a LIBOR floor of 1%), with a maturity date in March 2027. The Term Loan due 2027 was retired by paying off our outstanding principal and interest with proceeds from issuance of the Term Loan due 2026 and the Revolving Facility (both as defined below) in March 2021. The transaction was deemed as a debt extinguishment under ASC Topic 405-20, “Liabilities—Extinguishments of Liabilities,” and, accordingly, we recognized a non-cash debt extinguishment loss of $8.8 million during the nine months ended September 30, 2021, and is recorded under the caption loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income. The loss on debt extinguishment was calculated as the difference between the carrying amount of the debt and the price paid to retire the debt, which primarily consisted of the write off of the unamortized deferred financing costs related to the Term Loan due 2027.
New Credit Agreement—Term Loan due 2026 and Revolving Credit Facility
On March 19, 2021, we entered into a credit agreement with Wells Fargo Bank, N.A. as the administrative agent (the “New Credit Agreement”), pursuant to which the lenders thereto (i) funded a senior secured term loan in an aggregate principal amount of $125.0 million maturing in March 2026 (the “Term Loan due 2026”) and (ii) committed to provide a $50.0 million senior secured revolving credit facility, including a $10.0 million letter of credit sub-facility, maturing in March 2026 (the “Revolving Facility”). Our obligations under the Term Loan due 2026 and the Revolving Facility are guaranteed by all of our U.S. subsidiaries and are secured by substantially all of the assets of the Company and its U.S. subsidiaries, subject to customary exceptions.
Interest under the Term Loan due 2026 and the Revolving Facility are, at the option of the Company, either at an Alternate Base rate (“ABR”) plus a spread ranging from 0.75% to 1.50%, or LIBOR plus a spread ranging from 1.75% to 2.50%. With respect to the ABR loans, interest will be payable at the end of each calendar quarter. With respect to LIBOR loans, interest will be payable at the end of the selected interest period. Additionally, there is a commitment fee payable at the end of each quarter at a rate per annum ranging from 0.200% to 0.275% based on the average daily unused portion of the Revolving Facility, and other customary letter of credit fees. Pursuant to the New Credit Agreement, the interest rate spreads and commitment fees increase or decrease in increments as our Funded Secured Debt/EBITDA ratio increase or decreases. As of September 30, 2021, both the Term Loan due 2026 and the Revolving Facility are subject to LIBOR of 0.086% plus a spread of 1.75% per annum. In June 2021, we made a payment of $25.0 million to the outstanding balance of the Revolving Facility and has an unused commitment balance of $25.0 million under the Revolving Facility at September 30, 2021. Commitment fees were accrued at a weighted average of 0.218% per annum on the unused commitment balance and is recorded under the caption accrued expenses in the condensed consolidated balance sheets.
In connection with the issuance of the Term Loan due 2026 and the Revolving Facility,we incurred total deferred financing costs of $1.7 million, of which $1.2 million was allocated to the Term Loan due 2026 and $0.5 million was allocated to the Revolving Facility. The deferred financing costs were capitalized as a contra-liability against the principal balance of the loans and are amortized as interest expense using the effective interest method. As of September 30, 2021, the weighted average effective interest rate on our outstanding borrowings was 2.13%.
The New Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant that are tested quarterly starting with the quarter ending June 30, 2021. The maximum total net leverage ratio is 3.5 to 1.0 for periods on or prior to December 31, 2022, and then decreases to 3.0 to 1.0 after December 31, 2022. The minimum fixed charge coverage ratio is 1.25 to 1.0. As of September 30, 2021, we were in compliance with all required covenants under the New Credit Agreement.
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
On April 12, 2021, an independent committee of disinterested members of the Board of Directors approved our decision to exercise the Early Termination Right. As of September 30, 2021, we paid $36.9 million to terminate and settle the TRA liability and recognized a gain of $55.4 million, which is included in gain on extinguishment of tax receivable agreement on our condensed consolidated statements of operations and comprehensive income.
Third Insurance Carrier Partner
On June 24, 2021, we signed a producer agreement with a third insurance carrier partner, American National Lloyds Insurance Company and ANPAC Louisiana Insurance Company, both affiliates of American National Group, Inc, enabling both companies to be additional providers of credit default insurance policies for LPP, from which we earn profit share revenue and claims administration fees. The Producer Agreement was subsequently amended to add American National Property and Casualty Company, an affiliate of American National Group, Inc., as an additional party.
COVID-19
The COVID-19 pandemic continues to create uncertainty regarding the U.S. and global economies and our operating results, financial condition and cash flows. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including the duration and continued spread of variants of COVID-19; the impact on our revenues, which are generated with automobile lenders and insurance company partners and driven by consumer demand for automobiles and automotive loans; any impacts related to the slowdown in the supply chain for automobiles; extended closures of businesses, the effectiveness of the vaccine distribution program and the vaccines themselves; unemployment levels and the overall impact on our customer behavior, all of which are uncertain and cannot be predicted. We are diligently working to ensure that we can continue to operate with minimal disruption, mitigate the impact of the pandemic on our employees’ health and safety, and address potential business interruptions on ourselves and our customers. We believe that the COVID-19 pandemic, the mitigation efforts and the resulting economic impact have had, and may continue to have, an overall adverse effect on our business, results of operations and financial condition. We saw a reduction in loan applications and certified loans throughout the majority of 2020. As consumers and lenders have adjusted to the pandemic, application and certification levels have increased in 2021. Lenders’ forbearance programs, government stimulus packages, extended unemployment benefits and other government assistance have resulted in a reduction in expected defaults since the onset of the pandemic. As these programs end, defaults may increase. The potential increase in defaults may impact our revenues and subsequent recovery as the automotive finance industry and overall economy recover. We continue to closely monitor the current macro environment, particularly monetary and fiscal policies.
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
Competition
We face competition to acquire and maintain automotive lenders as customers as well as competition to fund near-prime and non-prime auto loans. For LPP, which combines lending enablement, risk analytics, near-prime and non-prime auto loan performance data, real-time loan decisioning, risk-based pricing and auto loan default insurance, we do not believe there are any direct competitors. The emergence of direct competitors, providing risk, analytics and loss mitigation, which are core elements of our business, could materially impact our ability to acquire and maintain automotive lenders customers.

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
Profit Share Assumptions
We rely on assumptions to calculate the value of profit share revenue, which is our share of insurance partners’ underwriting profit. To the extent these assumptions change, our profit share revenue will be adjusted. For example, positive change in estimates associated with historical vintages generate an increase in our contract asset, additional revenues and future expected cash flows, while negative change in estimates generate a decrease in our contract asset, a reduction in revenues and future expected cash flows.
Industry Trends and General Economic Conditions
Our results of operations have in the past been fairly resilient to economic downturns but in the future may be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending and consumer demand for automotive products. As general economic conditions improve or deteriorate, the amount of disposable income consumers have tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors such as interest rate levels, changes in monetary and related policies, market volatility, supply chain disruptions, consumer confidence, the impact of the pandemic and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.
Concentration
Our largest insurance partner accounted for the majority of our profit share and claims administration service fee revenue in the three and nine months ended September 30, 2021 and 2020, respectively. Termination or disruption of this relationship could materially and adversely impact our revenue.
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
Claims administration and other service fees. Claims administration service fees are paid to us by third-party insurers for credit default insurance claims adjudication services performed by our subsidiary Insurance Administrative Services, LLC on its insured servicing portfolio. The administration fee is equal to 3% of the monthly insurance earned premium for as long as the loan remains outstanding.

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
Change in fair value of contingent consideration. Change in fair value of contingent consideration reflects the non-cash impact of changes in the fair value of Company common stock issued as contingent consideration in connection with our Business Combination on June 10, 2020. The fair value of contingent consideration is based on a Monte Carlo simulation of our common stock as compared to certain market share price milestones, and is primarily based on our peer group due to our limited history, as well as our future implied volatility, a significant unobservable input. The change in the estimated fair value of contingent consideration in the nine months ended September 30, 2020 was driven by the change in estimated fair value from June 10, 2020 through the date immediately before each tranche of contingent consideration shares vested.

Results of Operations
The following table sets forth our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in thousands)
Revenue
Program fees	$21,638	$10,087	115%	$57,146	$31,592	81%
Profit share	35,447	18,544	91%	102,019	34,482	196%
Claims administration and other service fees	1,807	1,131	60%	4,860	3,185	53%
Total revenue	58,892	29,762	98%	164,025	69,259	137%
Cost of services	6,380	2,496	156%	13,882	6,818	104%
Gross profit	52,512	27,266	93%	150,143	62,441	140%
Operating expenses
General and administrative	7,197	5,015	44%	23,790	23,233	2%
Selling and marketing	3,308	2,118	56%	8,659	5,491	58%
Research and development	1,268	579	119%	2,632	1,286	105%
Operating income	40,739	19,554	108%	115,062	32,431	255%
Interest expense	(959)	(3,572)	(73)%	(5,370)	(7,980)	(33)%
Interest income	35	36	(3)%	177	97	82%
Gain on extinguishment of tax receivable agreement	—	—	—%	55,422	—	100%
Loss on extinguishment of debt	—	—	—%	(8,778)	—	(100)%
Change in fair value of contingent consideration	—	(83,130)	(100)%	—	(131,932)	(100)%
Other income (expense)	3	—	100%	(130)	3	(4,433)%
Income (loss) before income taxes	39,818	(67,112)	(159)%	156,383	(107,381)	(246)%
Provision for income taxes	10,404	4,021	159%	38,141	5,385	608%
Net income (loss) and comprehensive income (loss)	$29,414	$(71,133)	(141)%	$118,242	$(112,766)	(205)%
Key Performance Measures
The following table sets forth key performance measures for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Certified loans	49,332	20,696	138%	129,058	67,404	91%
Single-pay	44,243	15,500	185%	114,341	53,416	114%
Monthly-pay	5,089	5,196	(2)%	14,717	13,988	5%
Average program fees	$439	$487	(10)%	$443	$469	(6)%
Single-pay	$410	$442	(7)%	$414	$430	(4)%
Monthly-pay	$686	$623	10%	$669	$616	9%

Comparison of Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Program fees	$21,638	$10,087	$57,146	$31,592

Profit share
New certified loan originations	27,932	14,706	77,605	43,621
Change in estimated future revenues	7,515	3,838	24,414	(9,139)
Total profit share	35,447	18,544	102,019	34,482

Claims administration and other service fees	1,807	1,131	4,860	3,185
Total revenue	$58,892	$29,762	$164,025	$69,259
Total revenue increased by $29.1 million and $94.8 million, or 98% and 137%, respectively, for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, driven by an increase in anticipated profit share, program fees and claims administrative and other service fee revenues on new originations and the change in estimated future revenues on historical vintages. As the loan default rate, default severity and prepayment rate continued to improve during the three and nine months ended September 30, 2021, our anticipated profit share on historic business increased.
Program fees revenue increased by $11.6 million and $25.6 million, or 115% and 81%, respectively, for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. The increases were driven by 138% and 91% increases in certified loan volume during the three and nine months ended September 30, 2021 as compared to the prior year periods, respectively.
Profit share revenue increased by $16.9 million and $67.5 million, or 91% and 196%, respectively, during the three and nine months ended September 30, 2021, as compared to the same periods in 2020. During the three months ended September 30, 2021, we recorded $27.9 million in anticipated profit share, associated with 49,332 new certified loans, for an average of $566 per new certified loan, as compared to $14.7 million recorded in anticipated profit share, associated with 20,696 new certified loans, for an average of $711 per new certified loan, during the three months ended September 30, 2020. In April 2021, we removed the vehicle value discount established as part of our underwriting changes implemented at the onset of COVID-19, which had the effect of increasing credit default insurance premiums and corresponding profit share during the pandemic by approximately 15% per certified loan. As a result of this underwriting change, our average profit share per certified loan decreased in the second and third quarter of 2021 and is now comparable to pre-COVID-19 profit share unit economics. In addition, this change had a positive impact by increasing our closure rates on certified loans. During the nine months ended September 30, 2021, we recorded $77.6 million in anticipated profit share associated with 129,058 new certified loans for an average of $601 per new certified loan, as compared to $43.6 million in anticipated profit share associated with 67,404 certified loans for an average of $647 per new certified loan, during the nine months ended September 30, 2020.
In addition, during the three and nine months ended September 30, 2021, we recorded $7.5 million and $24.4 million, respectively, in estimated future profit share on business written in historic periods, as compared to an increase of $3.8 million and a $9.1 million reduction, respectively, in estimated future profit share on historic vintages, during the three and nine months ended September 30, 2020. The positive adjustment during the three and nine months ended September 30, 2021 resulted in a $3.7 million change quarter over quarter and $33.6 million change year over year and represents the continued improvement of our portfolio performance from a risk perspective related to defaults, severity of defaults and prepayments over what we anticipated last year when the COVID-19 pandemic began. The positive adjustments in anticipated future profit share is a change in estimated variable consideration in accordance with ASC 606 and represents additional revenue and expected cash flow from historical vintages as a result of better than expected performance from a risk perspective.
Revenue from claims administration and other service fees, primarily represents 3% of our insurance partners’ annual earned premium, increased by $0.7 million, or 60%, and $1.7 million, or 53%, for the three and nine months ended September 30, 2021 as compared to the same periods in the prior year, driven by 52% and 47% increases in total earned premiums and 138% and 91% increases in new loan certifications, as compared to the same periods in the prior year.

Cost of Services, Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Total revenue	$58,892	$29,762	$164,025	$69,259
Cost of services	6,380	2,496	13,882	6,818
Gross profit	$52,512	$27,266	$150,143	$62,441
Gross margin	89%	92%	92%	90%
Gross profit increased by $25.2 million, or 93%, and $87.7 million, or 140%, during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, driven by an increase in anticipated profit share, program fees and claims administration and other service fees revenues on new originations and change in estimated future revenues based on historical vintages as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Total revenue	$58,892	$29,762	$164,025	$69,259
Gross profit	52,512	27,266	150,143	62,441
Operating expenses
General and administrative	7,197	5,015	23,790	23,233
Selling and marketing	3,308	2,118	8,659	5,491
Research and development	1,268	579	2,632	1,286
Operating income	$40,739	$19,554	$115,062	$32,431
Operating margin	69%	66%	70%	47%
General and administrative expenses increased by $2.2 million, or 44% and $0.6 million, or 2%, during the three and nine months ended September 30, 2021, respectively, as compared to the same periods last year. The increase during the three months ended September 30, 2021 as compared to the prior year period is primarily attributable to $2.2 million increase in employee compensation and benefits, including share-based compensation. During the nine months ended September 30, 2020, general and administrative expenses included a $9.1 million transaction bonus awarded to key employees and directors of Open Lending, LLC and $2.2 million of non-cash charges incurred in connection with the accelerated vesting of share-based awards, as a result of the Business Combination. Excluding the impact of these one-time charges associated with the Business Combination in the prior year, we experienced a year over year increase of $11.9 million in general and administrative expenses in 2021, which is primarily attributable to $5.4 million in employee compensation and benefits, including share-based compensation, $4.2 million in professional and consulting fees associated with continuing efforts to enhance internal controls, financial reporting and compliance functions, $1.5 million in insurance expense and $0.8 million in software and data expenses.
Selling and marketing expenses increased by $1.2 million, or 56%, and $3.2 million, or 58%, during the three and nine months ended September 30, 2021, respectively, as compared to the prior year periods, primarily due to an increase in employee compensation and commissions costs driven by both increased headcounts in sales and account management and increased sales.
Research and development expenses increased by $0.7 million and $1.3 million, or 119% and 105%, during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in prior year, due to an increase in headcount costs associated with the software development personnel.
Operating income for the three and nine months ended September 30, 2021 increased by $21.2 million and $82.6 million, or 108% and 255%, respectively, as compared to the prior year periods, driven by increases in program fees and anticipated profit share from new originations and estimated future underwriting profits on historic business.
Income Taxes
During the three and nine months ended September 30, 2021, we recognized income tax expense of $10.4 million and $38.1 million, respectively, as compared to income tax expense of $4.0 million and $5.4 million during the three and nine months ended September 30, 2020, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 26.1% and 24.4%, respectively, as compared to effective tax rate of (6.0)% and (5.0)% for the three and nine months ended September 30, 2020, respectively. The change in the effective tax rate is primarily due to the taxable entity structure adopted in conjunction with the Business Combination that was consummated on June 10, 2020.
Liquidity and Capital Resources
Cash Flow and Liquidity Analysis
We assess liquidity primarily in terms of our ability to generate cash to fund operating and investing activities. A significant portion of our cash from operating activities is derived from our profit share arrangements with our insurance partners, which are subject to judgments and assumptions and is, therefore, subject to variability. We believe that our existing cash resources and revolving credit facility will provide sufficient liquidity to fund our near-term working capital needs. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions.
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$68,423	$16,375
Net cash used in investing activities	(1,785)	(1,097)
Net cash (used in) provided by financing activities	(77,026)	92,590
Cash Flows from Operating Activities
Our cash flows provided by operating activities primarily consists of operating income and adjustments for net changes in operating assets and liabilities, including changes in accounts receivable, prepaid expenses, contract assets, accounts payable, income tax payable/receivable and accrued expenses.
Our net cash from operating activities for the nine months ended September 30, 2021 was $68.4 million. For the nine months ended September 30, 2021, net cash provided by operating activities was primarily attributable to cash inflows from program fees and higher profit share payments from our insurance carriers, primarily as a result of an increased certified loan volume and our carriers releasing reserves established due to uncertainty related to the COVID-19 pandemic last year and the continued improved performance of our portfolio. In addition, net income was increased by an $8.8 million non-cash loss on extinguishment of debt, which was offset by a $55.4 million gain on the extinguishment of the TRA, a $24.9 million increase in contract assets and a $2.5 million increase in accounts receivable.
Our net cash from operating activities for the nine months ended September 30, 2020 was $16.4 million. Operating cash flow was driven primarily by net income excluding the impact of fair value adjustment of contingent considerations recorded as well as increased payments collected from customers on account receivables, partially offset by a $10.0 million increase in contract assets.
Cash Flows from Investing Activities
For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $1.8 million and $1.1 million, respectively. For the nine months ended September 30, 2021, the investments primarily related to computer software developed for internal use. For the nine months ended September 30, 2020, the investments primarily consisted of purchases of furniture and equipment.
Cash Flows from Financing Activities
Our cash flows provided by and used in financing activities primarily consist of proceeds from debt, payments of debt and deferred financing costs, member distributions, proceeds from stock warrant exercises and equity recapitalization transactions.
For the nine months ended September 30, 2021, net cash used in financing activities was $77.0 million. The cash used primarily consisted of $36.9 million in early termination and settlement of the TRA, $20.0 million related to our repurchase of 612,745 shares of our common stock held in treasury stock and debt principal payments of $168.4 million, primarily related to the payment in full of the Term Loan due 2027. In addition, we paid down our revolving facility $25.0 million. The cash inflow includes $175.0 million in proceeds associated with our New Credit Agreement entered into March 19, 2021, which refinanced our existing debt, less $1.7 million in deferred financing costs associated with this facility.
For the nine months ended September 30, 2020, net cash provided by financing activities was $92.6 million. The cash inflow consisted of $170.0 million in proceeds associated with the Credit Agreement entered into March 1, 2020 less $9.8 million in deferred financing costs and $88.0 million in proceeds received in connection with stock warrant exercise transactions during the three months ended September 30, 2020. The cash used primarily consisted of a $135.4 million distribution to Open Lending, LLC’s unitholders, $14.9 million in connection with our recapitalization, net of transaction costs and $5.4 million of debt principal payments.
Debt
As of September 30, 2021, we had outstanding amounts of $123.4 million under the Term Loan due in 2026 and $25.0 million under the Revolving Facility under the New Credit Agreement that we entered into on March 19, 2021, proceeds from which were used primarily to pay the Term Loan due 2027 in full and provide cash for general corporate purposes.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by management to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. In addition, they provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income (loss) excluding interest expense, income taxes, depreciation and amortization expense, share-based compensation expense, gain on extinguishment of tax receivable agreement, loss on extinguishment of debt, transaction bonuses and change in fair value of contingent consideration. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.
The following table presents a reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Net Income (loss)	$29,414	$(71,133)	$118,242	$(112,766)
Non-GAAP adjustments:
Interest expense	959	3,572	5,370	7,980
Provision for income taxes	10,404	4,021	38,141	5,385
Depreciation and amortization	201	167	590	406
Share-based compensation	1,098	—	2,726	2,676
Gain on extinguishment of tax receivable agreement	—	—	(55,422)	—
Loss on extinguishment of debt	—	—	8,778	—
Transaction bonuses	—	—	—	9,112
Change in fair value of contingent consideration	—	83,130	—	131,932
Total adjustments	12,662	90,890	183	157,491
Adjusted EBITDA	42,076	19,757	118,425	44,725
Total revenue	$58,892	$29,762	$164,025	$69,259
Adjusted EBITDA margin	71%	66%	72%	65%
For the three and nine months ended September 30, 2021, Adjusted EBITDA increased by $22.3 million, or 113% and $73.7 million, or 165%, as compared to the three and nine months ended September 30, 2020. Adjusted EBITDA margin for the three and nine months ended September 30, 2021 increased to 71% and 72% as compared to 66% and 65% in the three and nine months ended September 30, 2020. The increase in Adjusted EBITDA during the three and nine months ended September 30, 2021 reflects an increase in certified loan volume and an increase in estimated future profit share as a result of the continued

positive portfolio performance due to lower than projected default frequency and severity stress and overall fewer claims for loss associated with historical vintages, partially offset by an increase in cost of services in the current quarter.
Critical Accounting Policies and Estimates
There have not been any material changes during the nine months ended September 30, 2021 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 for further description of our critical accounting policies.
Off Balance Sheet Arrangements
We have not engaged in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We had no material changes, other than the refinancing of our Term Loan due 2027 on March 19, 2021 as discussed in Note—4 Debt, in our contractual commitments and obligations during the nine months ended September 30, 2021 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report on Form 10-K.

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
Interest Rate Risk
As of September 30, 2021, we had outstanding amounts of $123.4 million under the Term Loan due 2026 and $25.0 million under the Revolving Facility, both of which are scheduled to mature on March 19, 2026. Borrowings under the New Credit Facility bear interest at a rate equal to either the ABR or LIBOR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.75% to 2.50% for LIBOR loans and 0.75% to 1.50% for ABR loans. We are also charged an unused commitment fee that ranges from 0.200% to 0.275% per annum on the average daily unused portion of the Revolving Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We completed the implementation of our new Enterprise Resource Planning (“ERP”) system during the three months ended September 30, 2021. We have experienced certain changes to our processes and procedures which, in turn, have resulted in changes to the design and operation of certain internal controls over financial reporting. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and we will continue to evaluate the design and operating effectiveness of related key controls during subsequent periods. Except for the implementation of the new ERP, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1. Legal Proceedings
As of the date of this Quarterly Report on Form 10-Q, we were not a party to any material legal proceedings. In the future, we may become party to legal matters or subject to claims arising in the ordinary course of business, the resolution of which could have a material adverse impact on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), based on information currently known to us and recent developments since the date of the Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or future results.
The New Credit Agreement that governs Open Lending’s credit facility contains various covenants that could limit our ability to engage in activities that may be in Open Lending’s best long-term interests.
Open Lending’s New Credit Agreement provides for Credit Facilities consisting of a senior secured term loan facility of up to $125.0 million along with a senior secured revolving loan facility of up to $50.0 million at any time outstanding. Borrowings under the New Credit Agreement bear interest at a variable rate based on the net secured leverage ratio. The obligations of Open Lending under the New Credit Agreement are guaranteed by all of its subsidiaries and secured by substantially all of the assets of Open Lending and its subsidiaries, in each case, subject to certain customary exceptions. The Credit Facilities mature on March 19, 2026.
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
The expected phasing out of LIBOR after 2021 may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition.
As of September 30, 2021, borrowings under our Credit Agreement and Revolving Facility bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. ICE Benchmark Administration (“IBA”), the administrator of LIBOR, has announced plans to cease the publication of certain U.S. dollar LIBOR rates on December 31, 2021 and other U.S. dollar LIBOR rates on June 30, 2023. The U.S. Federal Reserve also concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. In light of these recent announcements, a transition from the widespread use of LIBOR to alternative benchmark rates is likely to occur over the next few years. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
The ongoing global semiconductor chip supply shortage has negatively affected, and may continue to negatively affect, our business.
New vehicle production has declined substantially in 2021 as compared to prior years, due in large part to the global semiconductor chip supply shortage and related supply chain disruptions. As a result, new vehicle inventory in the U.S. as of September 30, 2021 is appreciably lower than it was one year prior. This significantly lower level of new vehicle inventory has harmed, and may continue to harm, our business. The lower level of new vehicle production has diminished the need for automotive loans, which has in turn reduced demand from our lender customers for LPP. Additionally, as chips have become more scarce, auto manufacturers have been more inclined to allocate chips to their most profitable units, which are usually their most expensive vehicles. This has reduced demand for LPP since our lender customers typically utilize LPP to facilitate more auto loans to borrowers in the near-prime and non-prime credit space who do not normally purchase the most expensive vehicles. Further, while the current supply of new vehicles is substantially lower than it was a year ago, the demand for new vehicles has not abated. New vehicle prices have risen accordingly, and these higher prices have pushed many would-be borrowers out of the new car market altogether.
All of these factors, in addition to any other chip shortage-related risks to our business that may develop over time, may affect Open Lending’s ability to generate certified loans through LPP, and therefore pose and may continue to pose material risks to our operating results, financial condition and cash flows, particularly since the duration of the current chip shortage is unknown.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended September 30, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
7/1/2021-7/31/2021	—	—	—	—
8/1/2021-8/31/2021	—	—	—	—
9/1/2021-9/30/2021	—	—	—	—
Total	—	$—	—	—

Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101*
The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

OPEN LENDING CORPORATION

/s/ John Flynn
John J. Flynn
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Charles Jehl
Charles D. Jehl
November 12, 2021	Chief Financial Officer (Principal Financial and Accounting Officer)