Form 10-K
period 2021-12-31
Open Lending Corp
filed 2022-02-28
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $43.09 for shares of the Registrant’s common stock as reported by the Nasdaq, was approximately $3.9 billion. Shares of common stock beneficially owned by each executive officer, director and holders of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2022, the registrant had 126,217,955 outstanding shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2022 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•	our financial performance;

•	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

•	expansion plans and opportunities;

•	the impact of the relative strength of the overall economy, including its effect on unemployment, consumer spending and consumer demand for automotive products;

•	the growth in loan volume from our top ten automotive lenders relative to that of other automotive lenders, and associated concentration of risks;

•	the costs of services in absolute dollars and as a percentage of revenue;

•	general and administrative expenses in absolute dollars and as a percentage of revenue;

•	selling and marketing expenses in absolute dollars and as a percentage of revenue;

•	research and development expenses in absolute dollars and as a percentage of revenue;

•	the impact of projected operating cash flows and available cash on hand on our business operations in the future;

•	the turnover in automotive lenders, as well as varying activation rates and volatility in usage of our Lenders Protection Platform (“LPP”) by automotive lenders;

•	the outcome of any known and unknown litigation and regulatory proceedings, including such legal proceedings that may be instituted in connection with the Business Combination (as defined hereinafter) and transactions contemplated thereby;

•	the ability to maintain the listing of our common stock on Nasdaq;

•	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;

•	expenses associated with our growth as a result of demands on our operational, marketing, compliance and accounting infrastructure;

•	regulatory agreements between us and state agencies regarding issues including automotive lender conduct and oversight and loan pricing;

•	changes in applicable laws or regulations; and

•	the effects of the ongoing COVID-19 pandemic on our business.
All forward-looking statements are based on information and estimates available to us at the time of this Annual Report and are not guarantees of future financial performance. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report. You should not rely upon forward-looking statements as predictions of future events.

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

Item 1.        Business
Company
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
Immediately upon the completion of the Business Combination and the other transactions contemplated by the Business Combination Agreement (the “Transactions”, and such completion, the “Closing”), Open Lending, LLC became a wholly-owned subsidiary of ParentCo, and, ParentCo changed its name to Open Lending Corporation. The Company is now listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “LPRO”.
Unless the context otherwise requires, “we,” “us,” “our,” “Open Lending,” and the “Company” refers to Open Lending Corporation, the combined company and its subsidiaries following the Business Combination. Refer to Note 3—Business Combination for further discussion on the Business Combination.
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, non-bank auto finance companies and the captive finance companies of Original Equipment Manufacturers (“OEM Captives”). Our clients, collectively referred to herein as automotive lenders or lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $13.5 billion in automotive loans, accumulating over 20 years of proprietary data and developed over two million unique risk profiles. We currently cater to 396 active automotive lenders.
Our Key Product
LPP, our flagship product, is an automotive lending program designed to underwrite default insurance on loans made to near-prime and non-prime borrowers. The program uses risk-based pricing models and links automotive lenders and insurance companies. LPP enables lenders to assess the credit risk of a potential borrower within five seconds using data driven analysis, enabling the lender to generate an all-inclusive interest rate for a loan for the borrower.
Our interest rate pricing is customized to each automotive lender, reflecting the cost of capital, loan servicing costs, loan acquisition costs, expected recovery rates and target return on assets. Using our risk models, we project monthly loan performance results, including expected losses and prepayments for automotive lenders that use LPP. The product of this process is a risk-based interest rate, inclusive of elements to recover all projected costs, program fees and insurance premiums, given the risk of the loan, to return a targeted return on asset goal.
LPP is powered by technology that delivers speed, scalability and decision-making support for automotive lenders. It supports the full transaction lifecycle, including credit application, underwriting, real-time insurance approval, settlement, servicing, invoicing of insurance premiums and fees and advance data analytics of automotive lender’s portfolio under the program. Through electronic system integration, our software technology connects us to all parties in our ecosystem.

A key element of our product is the unique database that drives risk decisioning using data accumulated over the last 20 years. At origination when a loan is insured, all attributes of the transaction are stored in our database. Through the claims management process, we ultimately get loan life performance data on each insured loan. Having granular origination and performance data allows our data scientists and actuaries to constantly evolve and refine risk models, based on actual experience and third-party information sources.
LPP risk models use a score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and Fair Credit Reporting Act (“FCRA”) compliant alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
Our Business Model
We specialize in risk-based pricing and modeling and provide automated decision-technology for automotive lenders throughout the United States. We believe that we address the financing needs of near-prime and non-prime borrowers, or borrowers with a credit bureau score generally between 560 and 699, who are underserved in the automotive finance industry. In addition, we believe traditional lenders focus on prime borrowers, where an efficient market has developed with interest rate competition that benefits borrowers. Independent finance companies focus on sub-prime borrowers. We also believe that borrowers that utilize the near-prime and non-prime automotive lending market have fewer lenders focused on loans with longer terms or higher advance rates. As a result, we believe many near-prime and non-prime borrowers turn to sub-prime lenders, resulting in higher interest rate loan offerings than such borrower’s credit profile often merits or warrants. We seek to make this market more competitive, resulting in more attractive loan terms that benefit the consumer.
Our business model is a Business to Business to Consumer (“B2B2C”) model. Our customers are automotive lenders, who serve millions of borrowers, who in turn are the customers of the automotive lenders. LPP enables lenders to expand their lending guidelines to offer loans to borrowers with lower credit scores, potentially leading to higher loan advance rates and increased loan volumes. LPP is designed to provide a seamless, real-time experience for automotive lenders that is intuitive and easy to use. LPP integrates directly with lenders’ existing loan origination systems (“LOS”), while also allowing the dealers and automotive lenders to electronically receive all-inclusive loan rates in real-time.
We have one-way exclusivity agreements in place with insurance carriers who provide default insurance to automotive lenders on individual automotive loans processed through LPP, which underwrites the risk on each loan application. The insurance carriers issue default insurance to our customers. The lender is listed as the named insured under the policy representing a direct contractual relationship between the lender and the insurer.
The insurance carriers contract with our wholly-owned subsidiary, Insurance Administrative Services LLC (“IAS”), to perform claims administration and in turn pay us administrative fees representing a portion of the insurance premiums paid by the automotive lenders. IAS provides continuity of customer service and allows for a seamless experience between LPP and the automotive lenders.
We refer to loans facilitated through LPP as certified loans based on the date the loan is awarded to the consumer. We generate revenue of approximately 5% of the balance on each certified loan. Revenue is comprised of fees paid by automotive lenders for the use of LPP to underwrite loans; fees paid by insurers for claim administration services; and, profit-sharing with insurers providing insurance protection to automotive lenders. Approximately 70% of the expected revenue is collected in the first 12 months after loan origination, with the balance comprised of administration fees and underwriting profit share that are realized over the remaining life of the loan.
LPP program fees vary as a percentage of the loan amount, averaging approximately $440 per loan in 2021, and are recognized upon receipt of the loan by the consumer. The program fee is either paid in one single payment in the month following loan certification or in equal monthly payments over the 12 months following loan certification. Claims management administration fees are calculated as 3% of monthly insurance earned premium for as long as a loan remains outstanding. The administration fee is recognized monthly as received and decreases over time as the loan amortizes. The profit share represents our participation in the underwriting profit generated through the use of LPP. We receive 72% of the aggregate monthly insurance underwriting profit on each insurer’s portfolio, calculated as the monthly premium earned by the carrier less the carrier’s expenses and incurred losses. The underwriting profit on each loan is earned upfront and received over its life with the majority received in the first 12 months of the loan. For the fiscal year 2021, LPP generated, on average, approximately $1,260 in revenue per loan, inclusive of the program fee, administrative fee and profit share, which also includes the change in estimate associated with historical vintages.
We believe the automotive industry is still seeking solutions to address the near-prime and non-prime borrower market. The near-prime and non-prime automotive loan market is a large, underserved sector with an approximate $12.4 billion revenue opportunity from an annual $250.0 billion underlying near-prime and non-prime auto loan market in the U.S. We are currently engaged with less than 2% of this market.
Our Ecosystem
We have built a robust ecosystem of automotive lenders and dealers, insurance carriers and sales lead partners that meet the needs of our near prime and non-prime borrower market. LPP enables automotive lenders directly and borrowers indirectly to benefit from enhanced access to each other through our technology, resulting in increased loan generation and access to the automotive market for a larger population.
Lenders and Dealers
Our automotive lenders are credit unions, banks, non-bank auto finance companies and OEM’s that use LPP. Our customers rely on us to assist in insuring against loan defaults by helping pair these customers with highly-rated insurance companies that mitigate the added risk associated with lending to near-prime and non-prime borrowers. LPP enables lenders to expand their lending guidelines to offer loans to borrowers with lower credit scores, potentially leading to higher loan advance rates and increased loan volumes.
We support loans originated through a number of channels, including direct loans where the customer interfaces directly with the lender, indirect loans through networks of auto dealers who work with our lenders, and in targeted refinance programs implemented by our lenders.
Value Proposition to Lenders and Dealers
Increased sales volume. LPP allows automotive lenders to add financing solutions and increase underwriting and credit protection solutions that we believe enable such automotive lenders to make more near-prime and non-prime loans with attractive risk return profiles. We believe LPP also allows dealers to sell more vehicles by enabling them to make loans to borrowers with additional risk profiles. With LPP, automotive lenders and dealers are able to make loans on additional vehicles, including financing on older model vehicles, higher mileage used vehicles and on after-market product sales.
Ability to finance older model year vehicles. LPP underwriting allows automotive lenders to advance loans on used vehicles up to nine model years old, compared to four to seven model years under traditional automotive loan models.
Ability to finance higher mileage vehicles. Many automotive lenders limit mileage on eligible vehicles to 100,000 miles or less. LPP underwriting guidelines allow automotive lenders to underwrite loans for maximum mileage of 150,000 or less, enabling automotive lenders to finance the purchase of vehicles with higher mileage expanding the sales reach of dealers.
Higher allowance for after-market product sales. A material profit center for auto dealers is the profit on sale of after-market products such as Guaranteed Asset Protection insurance, or insurance covering the difference between the loan balance and insurance proceeds when a vehicle is damaged, vehicle warranties and extended service plans. Automotive lenders generally impose a maximum limit on the amount of after-market products that can be included in the loan balance. With LPP, the maximum limit on after-market products that can be included in the loan balance is generally higher, allowing dealers the opportunity to make higher profits. If the automotive lender has a significant flow of direct to consumer auto loans, they also have the ability to sell these products and generate incremental fee income from higher after-market product sales.
Higher risk-adjusted return on assets. In an effort to manage risk, most automotive lenders concentrate their loan portfolios in super prime and prime auto loans. Automotive lenders’ appetite for these loans results in a very efficient market where competition is expressed through interest rates. For automotive lenders that do not have size and scale, the result is a compressed return on assets on their super prime and prime loan portfolios. The near-prime and non-prime segment is much less efficient and consumer behavior is driven more by monthly loan payments than interest rates. We believe LPP enables automotive lenders to generate higher returns on assets and equity than traditional prime and super prime portfolios with a risk profile supported by credit default protection from highly rated insurers. Additionally, many of the loans generated using LPP have already been processed and denied through the automotive lender’s LOS. The automotive lenders already incur costs for processing such loans and LPP enables such lenders to convert the costs of a denied loan into an earning asset.
Loss mitigation on near-prime and non-prime loans. Near-prime and non-prime auto loans carry more risk and higher losses than super prime and prime auto loans. The default insurance coverage offered to our customers transfers the vast majority of the risk and increased losses to the insurers.

Higher loan advance rates. LPP may enable higher loan advances relative to vehicle value on auto loans. This allows automotive dealers and lenders to get internal approvals more often on requested loan structures instead of receiving counter-offers at lower loan advance rates.
Seamless integration. LPP can be easily integrated into the existing LOS of financial institutions and automotive lenders to enable customers to facilitate loans and sales. This frictionless onboarding makes consumer point-of-sale financing available for dealers and automotive lenders of all sizes.
Insurance Carriers
We partner with three insurance carriers to provide auto loan default insurance policies for LPP certified loans. Our carrier partners are required to maintain not less than “A-” Financial Strength Rating by A.M. Best insurance rating company.
Value Proposition to Insurance Carriers
Access to our proprietary technology and merchant network. Over the past two decades, we have built and refined our technology to deliver significant value to automotive lenders and dealers. We believe our insurer partners would require significant time and investment to build such a technology solution and lender network.
No customer acquisition cost and limited operating expenses. LPP alleviates the need for its insurance carriers to bear any marketing, software development or technology infrastructure costs to insure loans. In addition, by providing claims administration services to the carriers, the insurers have far less administrative burden in servicing the policies.
Diversified risk with significant underwriting profitability. Auto loan default coverage is a relatively unique line of insurance for insurers and, historically, our insurers have experienced significant underwriting profitability.
Borrowers
We address the financing needs of borrowers with a credit score generally between 560 and 699. We seek to meet their specific needs by supporting lending opportunities through the use of LPP.
Value Proposition for Borrowers
Lower interest rates. Given the costs and financial goals of our lenders and the specific risk posed by each loan, the goal of LPP is to find the lowest interest rate possible for borrowers.
Lower payments. Near-prime and non-prime borrowers are more sensitive to monthly payment requirements than interest rates. By allowing longer loan terms, LPP may lead to lower monthly payments for consumers. By eliminating or reducing down payments and lower monthly payments, LPP lowers borrowing costs, giving borrowers more disposable income.
Reduction or elimination of loan down payments. We believe that automotive lenders using LPP typically have higher loan advance rates relative to vehicle value than lenders that do not use LPP. We believe this eliminates or reduces the down payment required of borrowers.
Competition
We experience competition to sign and maintain automotive lenders and to facilitate funding of near-prime and non-prime auto loans.
For LPP, which combines lending enablement, risk analytics, near-prime and non-prime auto loan performance data, real-time loan decisioning, risk-based pricing and auto loan default insurance, we have not identified any direct competitors.
We compete with LOS providers that perform custom underwriting rules and loan underwriting, as well as third-party lending-as-a-service companies that provide turn-key LOS systems.
The near-prime and non-prime lending market is highly fragmented and competitive. We face competition from a diverse landscape of consumer lenders, including traditional banks and credit unions, as well as alternative technology-enabled lenders. Many of our competitors are (or are affiliated with) financial institutions with the capacity to hold loans on their balance sheets. These would include money center banks, super-banks, banks, OEM Captives, finance companies and sub-prime lenders. Some of these competitors offer a broader suite of products and services than we do, including retail banking solutions, credit and debit cards and loyalty programs.

Government Regulation
We operate in a heavily regulated industry that is highly focused on consumer protection. Statutes, regulations and practices that have been in place for many years may be changed, and new laws have been, and may continue to be, introduced to address real and perceived problems in the financial services industry in general and automotive lending in particular. These laws and how they are interpreted continue to evolve.
The regulatory framework to which we are subject includes U.S. federal, state and local laws, regulations and rules. U.S. federal, state and local governmental authorities, including state financial services and insurance agencies, have broad oversight and supervisory authority over our business. Federal and state agencies also have broad enforcement powers over us, including powers to investigate our business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law.
Our business requires compliance with several regulatory regimes, including some applicable to consumer lending. In particular, the laws which we may be subject to directly or indirectly include:
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
•the Fair Debt Collection Practices Act (“FDCPA”), and its implementing Regulation F, the Telephone Consumer Protection Act, as well as state debt collection laws, all of which provide guidelines and limitations concerning the conduct of debt collectors in connection with the collection of consumer debts;
•the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the Gramm-Leach-Bliley Act (“GLBA”), and the California Consumer Protection Act, which include limitations on the disclosure of nonpublic personal information by financial institutions about a consumer to nonaffiliated third- parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third-parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;
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

We are subject to state insurance, insurance brokering, insurance agency regulations, third-party administration company statutes and similar statutes.
The number and complexity of these laws, and vagaries in their interpretations, present compliance and litigation risks from inadvertent error and omissions which we may not be able to eliminate from our operation or activities. The laws, regulations and rules described above are subject to legislative, administrative and judicial interpretation, and some of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently-enacted laws and regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class-action lawsuits, with respect to our compliance with applicable laws and regulations.
Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activity regarding consumer finance and insurance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing. We must comply with state licensing requirements to conduct our business. LPP is licensed as a property and casualty insurance agency and regulated by the insurance regulator in each state in which we operate. All sales personnel are individually licensed as property and casualty insurance agents in each state in which they operate. In those states where it is required, IAS is licensed as a third-party claims administration entity and is regulated by the insurance regulator in each state in which we operate.
We are supervised by regulatory agencies under U.S. law. From time to time, we may receive examination requests that require us to provide records, documents and information relating to our business operations. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities.
Employees and Human Capital Resources
Our employees are a critical component of our success. As of December 31, 2021, we had 132 employees, primarily located in the greater Austin, Texas area. We consider our relationship with our employees to be good and strive to maintain a mission driven culture with a focus on employee input and well-being. Our core values are integrity, accountability, quality, commitment, perseverance, respect and teamwork.
We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs.
The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Employees were asked to work remotely when they experienced signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, reimbursing certain childcare costs, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.
Available Information
Our website address is www.openlending.com. Our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
Item 1A.    Risk Factors
A description of the material and other risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our audited consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.
Summary of Risk Factors
Risks Related to Our Business
•Our results of operations and continued growth depend on our ability to retain existing and attract new automotive lenders, and a significant percentage of program fee revenue for us is concentrated with our top ten customers. The loss of one or more significant automotive lenders could have a negative impact on operating results.
•Our results depend, to a significant extent, on the active and effective adoption of LPP by automotive lenders. We are and intend in the future to continue expanding into relationships with new lending partners, and our failure to comply with applicable regulations, or accurately predict demand or growth in those new industries, could have an adverse effect on our business.
•We have partnered with only three major insurance carriers that underwrite and insure the loans generated using LPP, and the loss of one or more of these insurance carriers could have a material adverse effect on our business.
•Our financial condition and results of operations may be adversely affected by the impact of the global outbreak of the coronavirus and its collateral effects, including the ongoing global semiconductor chip supply shortage.
•We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our operational, administrative and financial resources.
•Privacy concerns, cyber-attacks or security breaches relating to LPP could result in economic loss, damage our reputation, deter users from using our products and expose us to legal penalties and liability. Fraudulent activity could negatively impact our business and could cause automotive lenders or insurance carriers to be less willing to utilize LPP, and negative publicity could cause our business to suffer.
•Our business would suffer if we fail to attract and retain highly skilled employees.
•Our vendor relationships subject us to a variety of risks, and the failure of third parties to comply with regulatory requirements or to provide important services to us could have an adverse effect on our business.
•Disruptions in the operation of our computer systems and third-party data centers could have an adverse effect on our business.
•We depend on the accuracy and completeness of information about consumers and any misrepresented information could adversely affect our business.
•Our projections, including guidance, are subject to significant risks, assumptions, estimates and uncertainties. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations. We rely extensively on models in managing many aspects of our business, and any inaccuracies or errors in these models could have an adverse effect on our business. If the underwriting models we use contain errors or are otherwise ineffective, our reputation and relationships with automotive lenders and insurance carriers could be harmed.
•The consumer lending industry is highly competitive and is likely to become more competitive and our inability to compete successfully or maintain or improve our market share and margins could adversely affect our business.
•Our revenue is significantly impacted by the general economy and the financial performance of automotive lenders, and changes in market interest rates could have an adverse effect on our business. Because our business is heavily concentrated on consumer lending in the U.S. automobile industry, our results are more susceptible to fluctuations in the U.S. automobile market than the results of a more diversified company would be.
•We may expand to new industry verticals outside of the automotive industry, and failure to comply with applicable regulations, or accurately predict demand or growth in those new industries, could have an adverse effect on our business.
•The agreement that governs our credit facility contains various covenants that could limit our ability to engage in activities that may be in our best long-term interest. The phasing out of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition.
•We may be unable to sufficiently protect our proprietary rights and may encounter disputes from time to time relating to our use of the intellectual property of third parties. Also, some aspects of our platform include open-source software and any failure to comply with the terms of these open-source licenses could negatively affect our business.

•Our risk management processes and procedures may not be effective.
•If we seek to grow through future acquisitions, or other strategic investments, we may not be able to do so effectively.
Risks Related to Our Regulatory Environment
•We are subject to some federal and state consumer protection laws. The contours of the Dodd-Frank UDAAP standard remain uncertain and there is a risk that certain features of our business could be deemed to be a UDAAP.
•Our highly regulated industry is undergoing additional regulatory transformation, which results in inherent uncertainty. Changing laws, as well as changing regulatory enforcement policies and priorities, may negatively impact our business through fines, penalties and increased costs. Similarly, if we were found to be operating without having obtained necessary state or local licenses, it could adversely affect our business.
•Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
Risks Related to the Business Combination and Integration of Businesses
•We have and may continue to incur significant increased expenses and administrative burdens as a public company, and we may from time to time be subject to litigation and other claims, which could have an adverse effect on our business, financial condition and results of operations. Additionally, we are no longer an “emerging growth company” and are therefore subject to the auditor attestation requirement in the assessment of our internal controls over financial reporting and certain other increased disclosure and governance requirements.
•Our management has limited experience in operating a public company.
•Our principal stockholders and management control us and their interests may conflict with the interests of our stockholders in the future.
•Our amended and restated bylaws designate specific courts as the exclusive forum for certain claims initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Risks Related to Our Common Stock
•An active trading market for our common stock may not be sustained, which may make it difficult for our stockholders to sell shares of our common stock. The market price of our common stock may be volatile, which could cause the value of our stockholders’ investment to decline. There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, and if securities and industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline. Certain provisions of our certificate of incorporation and bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our common stock.
•Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders, sales of a substantial amount of our common stock could cause the price of our securities to fall, the exercise of registration rights may adversely affect the market price of our common stock, and future offerings of debt or equity securities by us may adversely affect the market price of our common stock.
•Because we have no current plans to pay cash dividends on our common stock, our stockholders may not receive any return on investment unless they sell our common stock for a price greater than that which they paid for it.
Risks Related to Our Business
Our results of operations and continued growth depend on our ability to retain existing, and attract new automotive lenders.
If automotive lenders cease to use LPP to make loans, we will fail to generate future revenues. To attract and retain automotive lenders, we market LPP to automotive lenders on the basis of a number of factors, including loan analytics, risk-based pricing, risk modeling and automated decision-technology, as well as integration, customer service, brand and reputation. Automotive lenders are able to leverage the geographic diversity of the loans they can originate through LPP with the simplicity of our five-second, all-inclusive loan offer generation. Automotive lenders, however, have alternative sources for internal loan generation, and they could elect to originate loans through those alternatives rather than through LPP. There is significant competition for existing automotive lenders. If we fail to retain automotive lenders, and do not enroll new automotive lenders of similar size and profitability, it will have a material adverse effect on our business and future growth. There has been some turnover in automotive lenders, as well as varying activation rates and volatility in usage of our platform by automotive lenders, and this may continue or increase in the future. Agreements with automotive lenders are cancellable on thirty days’ notice and do not require any minimum monthly level of application submissions. If a significant number of existing automotive lenders were to use other competing platforms, thereby reducing their use of LPP, it would have a material adverse effect on our business and results of operations.
A significant percentage of our program fee revenue is concentrated with our top ten automotive lenders, and the loss of one or more significant automotive lenders could have a negative impact on operating results.
Our top ten automotive lenders (including certain groups of affiliated automotive lenders) accounted for a significant percentage of the total program fee revenue in 2021. We expect to have significant concentration in our largest automotive lender relationships for the foreseeable future. In the event that one or more of our significant automotive lenders, or groups of automotive lenders terminate their relationships with us, the number of loans originated through LPP would decline, which would materially and adversely affect our business and, in turn, our revenue.
Our results depend, to a significant extent, on the active and effective adoption of LPP by automotive lenders.
Our success depends on the active and effective adoption of LPP by automotive lenders in originating loans to near-prime and non-prime borrowers. We rely on automotive lenders to utilize LPP within their loan origination systems. Although automotive lenders generally are under no obligation to use LPP in generating their loans, the integrated loan and insurance offering by LPP encourages the use of LPP by automotive lenders. Any adverse accounting determinations concerning loans generated by automotive lenders using LPP could negatively affect further adoption of LPP. The failure by automotive lenders to effectively adopt LPP would have a material adverse effect on the rate at which they can lend to near-prime and non-prime borrowers and in turn, would have a material adverse effect on our business, revenues and financial condition.
We have partnered with only three major insurance carriers that underwrite and insure the loans generated using LPP.
We rely on three insurance carriers to insure the loans generated by the automotive lenders using LPP. We have entered into separate producer and claims service agreements with each of these carriers. The producer and claims service agreements with these insurance carriers generally contain customary termination provisions that allow them to terminate the agreement upon written notice after the occurrence of certain events including, among other things, breach of the producer agreement; changes in regulatory requirements making the agreement unenforceable; or for convenience. If one or more of these insurance carriers were to terminate their agreements with us and we are unable to replace the commitments of the terminating insurance carriers, it would have a material adverse effect on our business, operations and financial condition.
Our financial condition and results of operations have been and may continue to be adversely affected by the impact of the coronavirus (“COVID-19”) pandemic.
The COVID-19 pandemic has adversely affected workforces, organizations, customers, economies and financial markets globally. In light of the uncertainty relating to the COVID-19 pandemic and its variants, we have taken precautionary measures, including offering many employees a work from home option. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, customer retention, sales and marketing efforts, delay and lengthen our sales cycles, affect our revenue growth rate, or create operational or other challenges, any of which could harm our business and results of operations.
Additionally, the impact of the COVID-19 pandemic has caused and is likely to continue to cause substantial changes in consumer behavior and has caused restrictions on business and individual activities, which have led to and are likely to continue to lead to reduced economic activity. Extraordinary actions taken by international, federal, state, and local public health and governmental authorities in response to the COVID-19 pandemic in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals and businesses to substantially restrict daily activities could continue to have an adverse effect on our financial condition and results of operations. For example, the COVID-19 pandemic led to a global decrease in vehicle sales in markets around the world. Any sustained decline in vehicle sales would have a substantial adverse effect on our financial condition, results of operations, and cash flow.

Moreover, as a result of the restrictions described above and consumers’ reaction to the COVID-19 pandemic, showroom traffic at car dealers dropped significantly and many dealers temporarily ceased operations, thereby reducing the demand for our products and leading dealers to purchase fewer vehicles. To the extent that COVID-19 related developments reduce the earnings of workers, such reduction in earnings may negatively impact the ability of consumers to pay their automotive loans, which may lead to higher loan defaults and increased losses for our insurance company partners. Increased losses would result in lower profit share earnings on our existing insured loan portfolio.
The extent and duration of the impact of the COVID-19 pandemic on the global economy remains uncertain at this time. Any continued significant economic impact could have a substantial adverse effect on our financial condition, liquidity, and results of operations. If these conditions persist for a prolonged period, they could have a material adverse effect on our future revenue and net income.
Finally, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on operational, administrative and financial resources.
Our revenue growth has caused significant demands on operations, marketing, compliance and accounting infrastructure, and has resulted in increased expenses, which we expect to continue as we grow. In addition, we are required to continuously develop and adapt systems and infrastructure in response to the increasing sophistication of the consumer finance market and regulatory developments relating to existing and projected business activities and those of automotive lenders. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources.
As a result of our growth, we face significant challenges in:
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
•increasing the number of borrowers in, and the volume of loans facilitated through, LPP;
•entering into new markets and introducing new solutions;
•continuing to revise proprietary credit decisioning and scoring models;
•continuing to develop, maintain and scale our platform;
•effectively using limited personnel and technology resources;
•maintaining the security of our platform and the confidentiality of the information (including personally identifiable information) provided and utilized across our platform; and
•attracting, integrating and retaining an appropriate number of qualified employees.
We may not be able to manage expanding operations effectively, and any failure to do so could adversely affect the ability to generate revenue and control expenses.
If we experience negative publicity, we may lose the confidence of automotive lenders and insurance carriers who use or partner with LPP and our business may suffer.
Reputational risk, or the risk of negative publicity or to public opinion, is inherent to our business. Recently, consumer financial services companies have experienced increased reputational harm as consumers and regulators take issue with certain practices and judgments, including, for example, fair lending, credit reporting accuracy, lending to members of the military, state licensing (for lenders, servicers and money transmitters) and debt collection. Given that our primary clients are automotive lenders in the customer financial services space, any reputational risk associated with our clients is in turn attributable to us. Maintaining a positive reputation is critical to our ability to attract and retain existing and new automotive lenders, insurance carriers, investors and employees. Negative public opinion can arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, automotive lenders, insurance carriers, automobile dealers, outsourced service providers or other counterparties; litigation or regulatory actions; failure by us, automotive lenders, or automobile dealers to meet minimum standards of service and quality; inadequate protection of consumer information; failure of automotive lenders to adhere to the terms of their LPP agreements or other contractual arrangements or standards; failure of insurance carriers and our subsidiary, IAS, to satisfactorily administer claims; compliance failures; and media coverage, whether accurate or not. Negative public opinion can diminish the value of our brand and adversely affect our ability to attract and retain automotive lenders and insurance carriers as a result of which our operations may be materially harmed and we could be exposed to litigation and regulatory action.
Privacy concerns or security breaches relating to LPP could result in economic loss, damage our reputation, deter users from using our products, and expose us to legal penalties and liability.
Through the use of LPP, we gather and store personally identifiable information on consumers such as social security numbers, names and addresses. A cybersecurity breach where this information is stolen or made public would result in negative publicity and additional costs to mitigate the damage to customers. While we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems.
LPP is vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks or similar disruptions, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data. Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry. Functions that facilitate interactivity with other internet platforms could increase the scope of access of hackers to user accounts. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products to the satisfaction of our clients and their consumers may harm our reputation and our ability to retain existing clients. Although we have in place systems and processes that are designed to protect data, prevent data loss, disable undesirable accounts and activities and prevent or detect security breaches, we cannot assure that such measures will provide absolute security. If an actual or perceived breach of security occurs to our systems or a third party’s systems, we could also be required to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including notifying users or regulators.
Changes in market interest rates could have an adverse effect on our business.
The fixed interest rates charged on the loans that automotive lenders originate are calculated based upon market benchmarks at the time of origination. Market benchmarks typically rise when the U.S. Federal Reserve raises the federal funds rate, and the U.S. Federal Reserve is widely expected to raise the federal funds rate in 2022 to combat inflation. Any such increases in the market benchmark would result in increases in the interest rates on new loans. Increased interest rates may adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher rates charged to the consumer, which could negatively impact the ability of automotive lenders to generate volume and in turn, our ability to generate revenues on loans originated using LPP. Higher interest rates may also increase the payment obligations of consumers, which may reduce the ability of consumers to remain current on their obligations to automotive lenders and, therefore, lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business.
Our projections, including guidance, are subject to significant risks, assumptions, estimates and uncertainties. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.
We operate in a rapidly changing and competitive industry, and our projections will be subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, our ability to attract and retain automotive lenders, the active and effective adoption of LPP by automotive lenders in originating loans to near-prime and non-prime borrowers, our profit share assumptions and general industry trends. Additionally, as described herein, our revenue is impacted, to a significant extent, by the general economy and the financial performance of automotive lenders. Our business may be affected by reductions in consumer spending from time to time as a result of a number of factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. If actual results differ from our estimates, analysts may negatively react and our stock price could be materially and adversely impacted.
Our vendor relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business.
We have significant vendors that, among other things, provide us with financial, technology, insurance and other services to support our loan protection services, including access to credit reports and information. Under various legal theories and contractual requirements, companies may be held responsible for the actions of their subcontractors. Accordingly, we could be adversely impacted to the extent that our vendors fail to comply with the legal requirements applicable to the particular products or services being offered.
In some cases, third-party vendors, including resellers and aggregators, are the sole source, or one of a limited number of sources, of the services they provide to us. Certain of our vendor agreements are terminable on little or no notice, and if current vendors were to stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms (or at all). If any third-party vendor fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy and electronic security systems, or suffers a cyber-attack or other security breach, we could be subject to regulatory enforcement actions and suffer economic and reputational harm that could have a material adverse effect on our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.
Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.
Our business is subject to increased risks of litigation and regulatory actions as a result of a number of factors and from various sources, including as a result of the highly regulated nature of the financial services industry, insurance carriers and the focus of state and federal enforcement agencies on the financial services industry and insurance carriers.
From time to time, we are also involved in, or the subject of, reviews, requests for information, investigations and proceedings (both formal and informal) by state and federal governmental agencies, including insurance regulators and the Department of Insurance of many states, regarding our business activities and our qualifications to conduct business in certain jurisdictions, which could subject us to significant fines, penalties, obligations to change business practices and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter could also cause significant harm to our reputation and divert management attention from business operations, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities.
In addition, a number of participants in the consumer finance industry have been the subject of punitive class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. The current regulatory environment, increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities. Similar risks exist for insurance producing and claims administration services, which are highly regulated.
In addition, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted customers. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of customers impacted, and also could generate litigation or regulatory investigations that subject us to additional risk.

Fraudulent activity could negatively impact our business and could cause automotive lenders to be less willing to originate loans or insurance carriers to be less willing to underwrite policies through the use of LPP.
Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. We are subject to the risk of fraudulent activity with respect to the underwriting policies of insurance carriers, automotive lenders, their customers and third parties handling customer information. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. The level of our fraud charge-offs could increase and results of operations could be materially and adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity could also negatively impact our brand and reputation, which could negatively impact the use of our services and products. In addition, significant increases in fraudulent activity could also lead to regulatory intervention, which could increase our costs and also negatively impact our business.
Cyber-attacks and other security breaches could have an adverse effect on our business.
In the normal course of our business, we collect, process and retain sensitive and confidential information regarding automotive lenders, insurance carriers and consumers. We also have arrangements in place with certain third-party service providers that require us to share consumer information. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of automotive lenders, insurance carriers and third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events. We, automotive lenders, insurance carriers and third-party service providers have experienced all of these events in the past and expect to continue to experience them in the future. We also face security threats from malicious third parties that could obtain unauthorized access to our systems and networks, and we anticipate these threats will continue to grow in scope and complexity over time. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.
Information security risks in the financial services industry have increased recently, in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks and other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We and automotive lenders may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. We also may fail to detect the existence of a security breach related to the information of automotive lenders, insurance carriers and consumers that we retain as part of our business and may be unable to prevent unauthorized access to that information.
We also face risks related to cyber-attacks and other security breaches that typically involve the transmission of sensitive information regarding borrowers through various third parties, including automotive lenders, insurance carriers and data processors. Some of these parties have in the past been the target of security breaches and cyber-attacks. Because we do not control these third parties or oversee the security of their systems, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. While we regularly conduct security assessments of significant third-party service providers, no assurance is given that our third-party information security protocols are sufficient to withstand a cyber-attack or other security breach.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding consumers, LPP customers or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. In addition, there have been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by consumers, which could also intensify regulatory focus, cause users to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.

Disruptions in the operation of our computer systems and third-party data centers could have an adverse effect on our business.
Our ability to deliver products and services to automotive lenders, service loans made by automotive lenders and otherwise operate our business and comply with applicable laws depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as those of automotive lenders and third-party service providers.
These computer systems and third-party data centers may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, pandemics, terrorist attacks, cyber-attacks or other events. Any such catastrophes could have a negative effect on our business and technology infrastructure (including our computer network systems), on automotive lenders and insurance carriers and on consumers. Catastrophic events could also prevent or make it more difficult for consumers to travel to automobile dealers’ locations to shop, thereby negatively impacting consumer spending in the affected regions (or in severe cases, nationally), and could interrupt or disable local or national communication networks, including the payment systems network, which could prevent consumers from making purchases or payments (temporarily or over an extended period). These events also could impair the ability of third parties to provide critical services to us. All of these adverse effects of catastrophic events could result in a decrease in the use of our solution and payments to us, which could have a material adverse effect on our business.
In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may cause service interruptions, transaction processing errors or system conversion delays and may cause us to fail to comply with applicable laws, all of which could have a material adverse effect on our business. We expect that new technologies and business processes applicable to the consumer financial services industry will continue to emerge and that these new technologies and business processes may be better than those we currently use. There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. A failure to maintain and/or improve current technology and business processes could cause disruptions in our operations or cause our solution to be less competitive, all of which could have a material adverse effect on our business.
If the underwriting models we use contain errors or are otherwise ineffective, our reputation and relationships with automotive lenders and insurance carriers could be harmed.
Our ability to attract automotive lenders to LPP is significantly dependent on our ability to effectively evaluate a consumer’s credit profile and likelihood of default and potential loss in accordance with automotive lenders’ and insurance carriers’ underwriting policies. Our business depends significantly on the accuracy and success of our underwriting model. To conduct this evaluation, we use proprietary credit decisioning and scoring models. If any of the credit decisioning and scoring models we use contain programming or other errors, is ineffective or the data provided by consumers or third parties is incorrect or stale, or if we are unable to obtain accurate data from consumers or third parties (such as credit reporting agencies), our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans, incorrect approvals or denials of loans. This could damage our reputation and relationships with automotive lenders and insurance carriers, which could have a material adverse effect on our business.
We depend on the accuracy and completeness of information about consumers, and any misrepresented information could adversely affect our business.
In evaluating loan applicants, we rely on information furnished to us by or on behalf of consumers, including credit, identification, employment and other relevant information. Some of the information regarding consumers provided to us is used in our proprietary credit decisioning and scoring models, which we use to determine whether an application meets the applicable underwriting criteria. We rely on the accuracy and completeness of that information.
Not all consumer information is independently verified. As a result, we rely on the accuracy and completeness of the information provided by consumers or indirectly by automotive lenders. If any of the information that is considered in the loan review process is inaccurate, whether intentional or not, and such inaccuracy is not detected prior to loan funding, the loan may have a greater risk of default than expected. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a consumer may have defaulted on, or become delinquent in the payment of, a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income, or experienced other adverse financial events. Any significant increase in inaccuracies resulting in losses could adversely affect our business.

We rely extensively on models in managing many aspects of our business. Any inaccuracies or errors in our models could have an adverse effect on our business.
In assisting automotive lenders with the design of the products that are offered on LPP, we make assumptions about various matters, including repayment timing and default rates, and then utilize proprietary underwriting modeling to analyze and forecast the performance and profitability of the loans. Our assumptions may be inaccurate and models may not be as predictive as expected for many reasons, including that they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions) and that they often involve complex interactions between a number of dependent and independent variables and factors. Any significant inaccuracies or errors in assumptions could impact the profitability of the products to automotive lenders, as well as the profitability of our business, and could result in our underestimating potential losses and overstating potential automotive lender returns.
The consumer lending industry is highly competitive and is likely to become more competitive, and our inability to compete successfully or maintain or improve our market share and margins could adversely affect our business.
Our success depends on our ability to generate usage of LPP. The consumer lending industry is highly competitive and increasingly dynamic as emerging technologies continue to enter the marketplace. Technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services, which has intensified the desirability of offering loans to consumers through digital-based solutions. We face competition in areas such as compliance capabilities, financing terms, promotional offerings, fees, approval rates, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, customer service, brand and reputation. Our existing and potential competitors may decide to modify their pricing and business models to compete more directly with our model. Any reduction in usage of LPP, or a reduction in the lifetime profitability of loans under LPP in an effort to attract or retain business, could reduce our revenues and earnings. If we are unable to compete effectively for customer usage, our business could be materially and adversely affected.
Our revenue is impacted, to a significant extent, by the general economy and the financial performance of automotive lenders.
Our business, the consumer financial services industry and automotive lenders’ businesses, are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, market volatility, consumer confidence and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified borrowers to take out loans. Such conditions are also likely to affect the ability and willingness of borrowers to pay amounts owed to automotive lenders, each of which would have a material adverse effect on our business.
General economic conditions and the willingness of lenders to deploy capital impacts our performance. The generation of new loans through LPP, as well as the transaction fees and other fee income associated with such loans, is dependent upon sales of automobiles by dealers. Dealers’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, or business conditions affecting a particular automobile dealer, industry vertical or region. Weak economic conditions also could extend the length of dealers’ sales cycle and cause customers to delay making (or not make) purchases of automobiles. The decline of sales by dealers for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for automotive lenders, and therefore, for us. This risk is particularly acute with respect to the largest automobile dealers associated with automotive lenders that account for a significant amount of our platform revenue.
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
Weakening economic conditions, in particular increases in unemployment, will lead to increased defaults and insurance claim payments, resulting in higher losses for insurance carriers. Increased claim payments may affect the willingness of insurance carriers to provide default insurance. In the event insurer losses cause one of our insurance carriers to cease providing insurance, it would have a material adverse effect on our operations and financial results.
The severity of loss on consumer defaults impacts our profit share revenue. To the extent inflated used car values revert to normalized levels, future decreases in used car values could increase severity of loss, which could have a material adverse impact to our profit share revenue.

Because our business is heavily concentrated on consumer lending in the U.S. automobile industry, our results are more susceptible to fluctuations in that market than the results of a more diversified company would be.
Our business currently is concentrated on supporting consumer lending in the U.S. automobile industry. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company would be as well as to factors that may drive the demand for automobiles, such as sales levels of new automobiles and the aging of existing inventory. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit and the specific consumer credit products that automotive lenders offer (including promotional financing) in the U.S. automobile industry. Our business concentration in the U.S. could have a material, adverse effect on our business.
We are, and intend in the future to continue, expanding into relationships with new lending partners, including the OEM Captive space, and our failure to comply with applicable regulations, or accurately predict demand or growth in those new industries could have an adverse effect on our business.
We believe that all automobile manufacturers have an OEM Captive or related party finance company relationship, and we are attempting to further penetrate the OEM Captive space. One of the primary goals of an OEM Captive is to support automobile sales of the dealers, particularly with respect to new vehicle sales. We make no assurance that we will achieve similar levels of success, if any, with OEM Captives as with other credit unions and regional automotive lenders, and may face unanticipated challenges in our ability to offer LPP to OEM Captives. In addition, the OEM Captive space is highly regulated and we, OEM Captives and other automotive lenders, as applicable, are subject to substantial regulatory requirements, including privacy laws. The costs of compliance and any failure by us, OEM Captives or other automotive lenders, as applicable, to comply with such regulatory requirements could have a material adverse effect on our business. Any failure by us to grow our relationships with these new lending partners could have a materially adverse impact on our business.
We may in the future expand to new industry verticals outside of the automotive industry, and failure to comply with applicable regulations, or accurately predict demand or growth, in those new industries could have an adverse effect on our business.
We may in the future further expand into other industry verticals. There is no assurance that we will be able to successfully develop consumer financing products and services for these new industries. Our investment of resources to develop consumer financing products and services for the new industries we enter may either be insufficient or result in expenses that are excessive in light of loans actually originated by lenders in those industries. Additionally, our over 20 years of experience is in the automotive lending industry and therefore, industry participants in new industry verticals may not be receptive to our financing solutions and we may face competitors with more experience and resources. The borrower profile of consumers in new verticals may not be as attractive, in terms of average FICO scores or other attributes, as in current verticals, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Industries change rapidly, and we make no assurance that we will be able to accurately forecast demand (or the lack thereof) for a solution or that those industries will be receptive to our product offerings. Failure to predict demand or growth accurately in new industries could have a materially adverse impact on our business.
Our business would suffer if we fail to attract and retain highly skilled employees.
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, particularly information technology and sales. Trained and experienced personnel are in high demand and are in short supply. Many of the companies with which we compete for experienced employees have greater resources than us and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel, which will negatively impact our business.
The New Credit Agreement that governs our credit facility contains various covenants that could limit our ability to engage in activities that may be in our best long-term interests.
Our New Credit Agreement (as defined hereinafter) provides for credit facilities (“Credit Facilities”) consisting of a senior secured term loan facility of up to $125.0 million along with a senior secured revolving loan facility of up to $50.0 million at any time outstanding. Borrowings under the New Credit Agreement bear interest at a variable rate based on the net secured leverage ratio. Our obligations under the New Credit Agreement are guaranteed by all of our subsidiaries and secured by substantially all of our assets and substantially all of our subsidiaries’ assets, in each case, subject to certain customary exceptions. The Credit Facilities mature on March 19, 2026.
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
Our ability to comply with these covenants may be affected by events beyond our control, such as market fluctuations impacting net income. Breaches of these covenants will result in a default under the New Credit Agreement, subject to any applicable cure rights, in which case the administrative agent may accelerate the outstanding term loan.
If such acceleration under the New Credit Agreement occurs, our ability to fund operations could be seriously harmed.
We may be unable to sufficiently protect our proprietary rights and may encounter disputes from time to time relating to our use of the intellectual property of third parties.
We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. We have service mark registrations in the United States. We also own the domain name rights for Openlending.com, Openlending.net, Openlending.us, Dev-openlending.com, Lendersprotection.org, Lendersprotection.us, Lend-pro.org, Lend-pro.us, Lend-pro.net, Lendpro.net, Lendpro.org, Lendpro.us, Lend-pro.com, Lendersprotection.com, Sayyestomoreloans.com, Sayyestomoreloans.net, as well as other words and phrases important to our business. Nonetheless, third parties may challenge, invalidate or circumvent our intellectual property, and our intellectual property may not be sufficient to provide us with a competitive advantage.
Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our technology and processes. Our competitors and other third parties independently may design around or develop similar technology or otherwise duplicate our services or products such that we could not assert our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property and confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. Measures in place may not prevent misappropriation or infringement of our intellectual property or proprietary information and the resulting loss of competitive advantage, and we may be required to litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which is expensive and could cause a diversion of resources and may not be successful.
We also may encounter disputes from time to time concerning intellectual property rights of others, and we may not prevail in these disputes. Third parties may raise claims against us alleging that we, our consultants or other third parties retained or indemnified by us, infringed on their intellectual property rights. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct operations in such a way as to avoid all alleged violations of such intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim (even if we ultimately prevail), pay significant monetary damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), cease offering certain products or services, or incur significant license, royalty or technology development expenses.
Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse or be unable to uphold our contractual obligations. In other cases, insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

Our risk management processes and procedures may not be effective.
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we and automotive lenders are subject, including credit risk, market risk, liquidity risk, strategic risk and operational risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. Market risk is the risk of loss due to changes in external market factors such as interest rates. Liquidity risk is the risk that financial conditions or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth.
Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (e.g., natural disasters), compliance, reputational or legal matters and includes those risks as they relate directly to us as well as to third parties with whom we contract or otherwise do business.
Management of our risks depends, in part, upon the use of analytical and forecasting models. If these models are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing credit and other risks may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There also may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business.
Some aspects of our platform include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Aspects of our platform include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our platform. If portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in the licensing of technologies, each of which could reduce or eliminate the value of our technologies and loan products. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business.
To the extent that we seek to grow through future acquisitions, or other strategic investments or alliances, we may not be able to do so effectively.
We may in the future seek to grow our business by exploring potential acquisitions or other strategic investments or alliances. We may not be successful in identifying businesses or opportunities that meet our acquisition or expansion criteria. In addition, even if a potential acquisition target or other strategic investment is identified, we may not be successful in completing such acquisition or integrating such new business or other investment. We may face significant competition for acquisition and other strategic investment opportunities from other well-capitalized companies, many of which have greater financial resources and greater access to debt and equity capital to secure and complete acquisitions or other strategic investments, than us. As a result of such competition, we may be unable to acquire certain assets or businesses, or take advantage of other strategic investment opportunities that we deem attractive; the purchase price for a given strategic opportunity may be significantly elevated; or certain other terms or circumstances may be substantially more onerous. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate any such acquisition, or other strategic investment opportunity could impede our growth.
There is no assurance that we will be able to manage expanding operations, including from acquisitions, investments or alliances, effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses. Furthermore, we may be responsible for any legacy liabilities of businesses we acquire or be subject to additional liability in connection with other strategic investments. The existence or amount of these liabilities may not be known at the time of acquisition, or other strategic investment, and may have a material adverse effect on our business.

The phasing out of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition.
As of December 31, 2021, borrowings under our New Credit Agreement bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. ICE Benchmark Administration (“IBA”), the administrator of LIBOR, has announced plans to cease the publication of certain U.S. dollar LIBOR rates on December 31, 2021 and other U.S. dollar LIBOR rates on June 30, 2023. The U.S. Federal Reserve also concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. In light of these recent announcements, a transition from the widespread use of LIBOR to alternative benchmark rates is likely to occur over the next few years. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
The ongoing global semiconductor chip supply shortage has negatively affected, and may continue to negatively affect, our business.
New vehicle production has declined substantially in 2021 as compared to prior years, due in large part to the global semiconductor chip supply shortage and related supply chain disruptions. As a result, new vehicle inventory in the U.S. as of December 31, 2021 is appreciably lower than it was one year prior. This significantly lower level of new vehicle inventory has harmed, and may continue to harm, our business. The lower level of new vehicle production has diminished the need for automotive loans, which has in turn reduced demand from our lender customers for LPP. Additionally, as chips have become more scarce, auto manufacturers have been more inclined to allocate chips to their most profitable units, which are usually their most expensive vehicles. This has reduced demand for LPP since our lender customers typically utilize LPP to facilitate more auto loans to borrowers in the near-prime and non-prime credit space who do not normally purchase the most expensive vehicles. Further, while the current supply of new vehicles is substantially lower than it was a year ago, the demand for new vehicles has not abated. New vehicle prices have risen accordingly, and these higher prices have pushed many would-be borrowers out of the new car market altogether.
All of these factors, in addition to any other chip shortage-related risks to our business that may develop over time, may affect our ability to generate certified loans through LPP, and therefore pose and may continue to pose material risks to our operating results, financial condition and cash flows, particularly since the duration of the current chip shortage is unknown.
Risks Related to Our Regulatory Environment
We are subject to federal and state consumer protection laws.
In connection with administration of LPP, we must comply with various regulatory regimes, including those applicable to consumer credit transactions, various aspects of which are untested as applied to our business model. Insurance producing and claims administration services subject us to state regulation on a 50-state basis. The complex regulatory environment of the credit and insurance industries are subject to constant change and modification. While changes to statutes and promulgating new regulations may take a substantial amount of time, issuing regulatory guidance with the force of law in the form of opinions, bulletins, and notices can occur quickly. Also, consumer credit and insurance regulators often initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. As a result, we are subject to a constantly evolving regulatory environment that is difficult to predict, which may affect our business. The laws to which we are subject to directly or indirectly include:
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
While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could subject us to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business.
Our industry is highly regulated and is undergoing regulatory transformation, which results in inherent uncertainty. Changing federal, state, and local laws, as well as changing regulatory enforcement policies and priorities, may negatively impact our business.
In connection with our administration of LPP, we are subject to extensive regulation, supervision and examination under United States federal and state laws and regulations. We are required to comply with numerous federal, state, and local laws and regulations that regulate, among other things, the manner in which we administer LPP, the terms of the loans that automotive lenders originate, the products of insurance carriers, production of those products, insurance claims administration, and the fees that we may charge. Any failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and/or damage our reputation, which could materially and adversely affect our business. Regulators have broad discretion with respect to the interpretation, implementation, and enforcement of these laws and regulations, including through enforcement actions that could subject us to civil money penalties, customer remediation, increased compliance costs, and limits or prohibitions on our ability to offer certain products or services or to engage in certain activities. In addition, to the extent that we undertake actions requiring regulatory approval or non-objection, regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business. Moreover, any competitors subject to different, or in some cases less restrictive, legislative or regulatory regimes may have or obtain a competitive advantage over us.
Additionally, federal, state, and local governments and regulatory agencies have proposed or enacted numerous new laws, regulations, and rules related to loans. Federal and state consumer credit and insurance regulators are also enforcing existing laws, regulations, and rules more aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. Consumer finance and insurance regulation is constantly changing, and new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended.
These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact results of operations. New laws or regulations also require us to incur significant expenses to ensure compliance. As compared to our competitors, we could be subject to more stringent state or local regulations or could incur marginally greater compliance costs as a result of regulatory changes. In addition, our failure to comply (or to ensure that our agents and third-party service providers comply) with these laws or regulations may result in costly litigation or enforcement actions, the penalties for which could include: revocation of licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans; and increased purchases of receivables underlying loans originated by automotive lenders and indemnification claims.
Proposals to change the statutes affecting financial services companies are frequently introduced in Congress and state legislatures that, if enacted, may affect our operating environment in substantial and unpredictable ways. In addition, numerous federal and state regulators have the authority to promulgate or change regulations that could have a similar effect on our operating environment. We cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implementing regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business.
With respect to state regulation, although we seek to comply with applicable state insurance, insurance brokering, insurance agency regulations, third-party administration company statutes and similar statutes in all U.S. jurisdictions, and with licensing and other requirements that we believe may be applicable to us, if we are found to not have complied with applicable laws, we could lose one or more licenses or authorizations or face other sanctions or penalties or be required to obtain a license in one or more such jurisdictions, which may have an adverse effect on our ability to make LPP available to borrowers in particular states and, thus, adversely impact our business.
We are also subject to potential enforcement and other actions that may be brought by state attorneys general or other state enforcement authorities and other governmental agencies. Any such actions could subject us to civil money penalties and fines, customer remediation, and increased compliance costs, damage our reputation and brand and limit or prohibit our ability to offer certain products and services or engage in certain business practices.
New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with LPP customers, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business.
The highly regulated environment in which automotive lenders and insurance carriers operate could have an adverse effect on our business.
Automotive lenders and insurance carriers are subject to federal and/or state supervision and regulation. Federal regulation of the banking or insurance industries, along with tax and accounting laws, regulations, rules, and standards, may limit their operations significantly and control the methods by which they conduct business. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance requirements. For example, the Dodd-Frank Act imposes significant regulatory and compliance obligations on financial institutions. Regulatory requirements affect automotive lenders’ lending and investment practices and insurance carriers’ offerings, among other aspects of their businesses, and restrict transactions between us and automotive lenders and insurance carriers. These requirements may constrain the operations of automotive lenders and insurance carriers, and the adoption of new laws and changes to, or repeal of, existing laws may have a further impact on our business.
In choosing whether and how to conduct business with us, current and prospective automotive lenders and insurance carriers can be expected to take into account the legal, regulatory, and supervisory regimes that apply to them, including potential changes in the application or interpretation of regulatory standards, licensing requirements, or supervisory expectations. Regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts automotive lenders or insurance carriers. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of the regulations and laws and their interpretation of the quality of automotive lenders’ loan portfolios and other assets. If any regulatory agency’s assessment of the quality of automotive lenders’ assets, operations, lending practices, investment practices or other aspects of their business changes, or those with respect to insurance carriers, it may materially reduce automotive lenders’ or insurance carriers’ earnings, capital ratios and share price in such a way that affects our business.
Bank holding companies, credit unions, financial institutions, automobile lenders, and insurance carriers and producers are extensively regulated and currently face an uncertain regulatory environment. Applicable state and federal laws, regulations and interpretations, including licensing laws and regulations, and enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. We cannot predict with any degree of certainty the substance or effect of pending or future legislation or regulation or the application of laws and regulations to automotive lenders and insurance carriers. Future changes may have a material adverse effect on automotive lenders or insurance carriers and, therefore, on us.
We are subject to regulatory examinations and investigations and may incur fines, penalties and increased costs that could negatively impact our business.
Federal and state agencies have broad enforcement powers over us, including powers to investigate our business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law. The continued focus of regulators on the consumer financial services industry has resulted, and could continue to result, in new enforcement actions that could, directly or indirectly, affect the manner in which we conduct our business and increase the costs of defending and settling any such matters, which could negatively impact our business. In some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. There is no assurance that any future settlements will not have a material adverse effect on our business.
In addition, the laws and regulations applicable to us are subject to administrative or judicial interpretation. Some of these laws and regulations have been enacted only recently and may not yet have been interpreted or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to what type of conduct is permitted or restricted under such laws and regulations. Any ambiguity under a law or regulation to which we are subject may lead to regulatory investigations, governmental enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with such laws or regulations.
The contours of the Dodd-Frank UDAAP standard remain uncertain, and there is a risk that certain features of our business could be deemed to be a UDAAP.
The Dodd-Frank Act prohibits UDAAP and authorizes the Consumer Financial Protection Bureau (“CFPB”) to enforce that prohibition. The CFPB has filed a large number of UDAAP enforcement actions against consumer lenders for practices that do not appear to violate other consumer finance statutes. There is a risk that the CFPB could determine that certain features of automotive lender loans are unfair, deceptive or abusive, which could have a material adverse effect on our business.
Regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities.
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and our business could be negatively impacted by them. For example, in connection with our administration of LPP, we are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA (i) imposes certain limitations on the ability to share consumers’ nonpublic personal information with nonaffiliated third parties and (ii) requires certain disclosures to consumers about their information collection, sharing and security practices and their right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions).
Furthermore, legislators and/or regulators are increasingly adopting or revising privacy, information security and data protection laws that could have a significant impact on our current and planned privacy, data protection and information security-related practices; our collection, use, sharing, retention and safeguarding of consumer and/or employee information; and some of our current or planned business activities. This also could increase our costs of compliance and business operations and could reduce income from certain business initiatives.
Compliance with current or future privacy, information security and data protection laws (including those regarding security breach notification) affecting customer and/or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve sharing information with third parties or storing sensitive credit card information), which could materially and adversely affect our profitability. Additionally, regulators could attempt to assert authority over our business in the area of privacy, information security and data protection. If our vendors also become subject to laws and regulations in the more stringent and expansive jurisdictions, this could result in increasing costs on our business.
Privacy requirements, including notice and opt-out requirements, under the GLBA and FCRA are enforced by the Federal Trade Commission and by the CFPB through UDAAP and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security requirements under state law. Our failure to comply with privacy, information security and data protection laws could result in potentially significant regulatory investigations and government actions, litigation, fines or sanctions; consumer, automotive lender or merchant actions; and damage to our reputation and brand, all of which could have a material adverse effect on our business.
If we were found to be operating without having obtained necessary state or local licenses, it could adversely affect our business.
Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activity regarding consumer finance and insurance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing. While we believe we have obtained all necessary licenses, the application of some consumer finance or insurance producer and claims administration licensing laws to LPP is unclear. If we were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences, and the loans originated through LPP could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.
We may in the future be subject to federal or state regulatory inquiries regarding our business.
From time to time, in the normal course of our business, we may receive or be subject to, inquiries or investigations by state and federal regulatory agencies and bodies, such as the CFPB, state Attorneys General, state financial regulatory agencies, and other state or federal agencies or bodies regarding LPP, including the origination and servicing of consumer loans, practices by merchants or other third parties, production of insurance policies, administration of insurance claims and licensing, and registration requirements. For example, in the future, we may enter into regulatory agreements with state agencies regarding issues including automotive lender conduct and oversight and loan pricing. We also may receive inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to public enforcement actions or lawsuits and fines, penalties, injunctive relief, and the need to obtain additional licenses that we do not currently possess. Our involvement in any such matters, whether tangential or otherwise, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could be material to our business, results of operations, financial condition and cash flows and could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to the Business Combination and Integration of Businesses
Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage public company requirements, and the Company is and will continue to be subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the business.

We have and may continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
As a public company, we will continue to face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board of Directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
We are no longer an “emerging growth company” and are therefore subject to the auditor attestation requirement in the assessment of our internal controls over financial reporting and certain other increased disclosure and governance requirements.
Effective December 31, 2021, we lost our status as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As a result, we are no longer able to take advantage of certain exemptions from various reporting requirements. We are now subject to certain public company requirements that did not previously apply to us, due to our previous status as an emerging growth company. These requirements include:
•compliance with the auditor attestation requirement in the assessment of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;
•compliance with any new rules that may be adopted by the Public Company Accounting Oversight Board;
•compliance with any new or revised financial accounting standards applicable to public companies without an extended transition period;
•full disclosure regarding executive compensation required of larger public companies; and
•compliance with the requirement of holding a nonbinding advisory vote on executive compensation and obtaining shareholder approval of any golden parachute payments not previously approved.
Failure to comply with these requirements could subject us to enforcement actions by the SEC, divert management’s attention, damage our reputation, and adversely affect our business, results of operations, or financial condition. In particular, if our independent registered public accounting firm is not able to render the required attestation, it could result in a loss of investor confidence in the accuracy, reliability, and completeness of our financial reports. We expect that the loss of “emerging growth company” status and compliance with these additional requirements will require management to expend additional time while also condensing the time frame available to comply with certain requirements, which may further increase our legal and financial compliance costs.
We may from time to time be subject to litigation and other claims.
We may from time to time become subject to litigation claims in the operation of our business, including, but not limited to, with respect to employee matters and contract matters. From time to time, we may also face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties, and some of these claims may lead to litigation. We may initiate claims to assert or defend our intellectual property against third parties. Any litigation may be expensive and time-consuming and could divert management’s attention from our business and negatively affect our operating results or financial condition. The outcome of any litigation cannot be guaranteed, and adverse outcomes affect us negatively.

Our principal stockholders and management control us and their interests may conflict with the interests of our stockholders in the future.
Our executive officers and directors and certain affiliated stockholders own a significant portion of the outstanding voting stock of the Company as of the date of this report. Each share of our common stock initially entitles holders to one vote on all matters presented to stockholders generally. Accordingly, those owners, if voting in the same manner, could materially influence the election and removal of our directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendments of the certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership. This concentration of ownership may delay or deter possible changes in control of Open Lending, which may reduce the value of an investment in our common stock. So long as they continue to own a significant amount of the combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence decisions of the Company.
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
Risks Related to Our Common Stock
An active trading market for our common stock may not be sustained, which may make it difficult to sell the shares of our common stock purchased by our stockholders.
An active trading market for our common stock may not be sustained, which would make it difficult for stockholders to sell their shares of our common stock at an attractive price (or at all). The market price of our common stock may decline below our stockholders’ purchase price.
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
The market price of our common stock may be volatile, which could cause the value of our stockholders’ investment to decline.
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
As of December 31, 2021, a significant portion of the outstanding shares of our common stock is held by entities affiliated with us and our executive officers and directors. Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.
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
Because we have no current plans to pay cash dividends on our common stock, our stockholders may not receive any return on investment unless our common stock can be sold for a price greater than the purchase price.
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
Certain provisions of our certificate of incorporation and bylaws could hinder, delay or prevent a change in control, which could adversely affect the price of our common stock.
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
In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management or our Board of Directors. Stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to them. These anti-takeover provisions could substantially impede stockholders’ ability to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our common stock and stockholders’ ability to realize any potential change of control premium.
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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

We lease our office space, located at 1501 South MoPac Expressway, Austin, TX 78746 (Suite 450). We believe our current office space is sufficient to meet our needs until the expiration of our lease.

Item 3.        Legal Proceedings
As of the date of this Annual Report, we were not a party to any material legal proceedings. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.        Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq under the symbol “LPRO.” As of February 24, 2022, there were 28 registered stockholders of record. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividends
We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiary to us and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our existing indebtedness and may be limited by the agreements governing other indebtedness that we incur in the future. Accordingly, we may not pay any dividends on our common stock in the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended December 31, 2021.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
10/1/2021-10/31/2021	—	—	—	—
11/1/2021-11/30/2021	7,592	$33.94	—	—
12/1/2021-12/31/2021	—	—	—	—
Total	7,592	$33.94	—	—
(1)    Consists of shares purchased from employees in order for the employees to satisfy tax withholding obligations related to share-based awards that vested during the period.
Equity Compensation Plan Information
The information concerning our equity compensation plans is incorporated by reference herein to the section in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”) entitled “Equity Compensation Plan Information.”

Performance Graph
The graph below shows the cumulative total stockholder return of an investment of $100 at the market close on June 10, 2020, which was the Closing Date of the Business Combination, in (i) our common stock, (ii) the S&P 500 Index, and (iii) common stock of a selected group of peer issuers (the “Peer Group”). The peer group has changed from the prior year to replace PayPal Holdings, Inc., and Square, Inc with other more comparable peer companies in the same industry. The current Peer Group tracks the weighted average stock price performance of equity securities of nine companies in our industry, including Equifax Inc., FleetCor Technologies, Inc., Jack Henry & Associates, Inc., Q2 Holdings, Inc., Repay Holdings Corporation, Upstart Holdings, Inc., TransUnion, Verisk Analytics, Inc. and WEX Inc. Data for the S&P 500 Index and the Peer Group assumes reinvestment of dividends. Our common stock had a closing stock price of $13.75 on June 10, 2020, and the stock price performance shown in the graph below is based on historical data and is not indicative of, nor intended to forecast, future stock price performance of our stock.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing in “Item 8. Financial Statements and Supplementary Data.” This section of our Annual Report generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report can be found in “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those factors discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, non-bank auto finance companies and OEM Captives. Our clients, collectively referred to herein as automotive lenders or lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $13.5 billion in automotive loans, accumulating over 20 years of proprietary data and developed over two million unique risk profiles. We currently cater to 396 active automotive lenders.
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
Our flagship product, LPP, enables automotive lenders to make loans that are largely insured against losses from defaults. We have been developing and advancing the proprietary underwriting models used by LPP for over 20 years. We believe LPP provides significant benefits to our growing ecosystem of automotive lenders, automobile dealers, borrowers and insurers.
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
We believe that our market opportunity is significant. The near-prime and non-prime automotive loan market is $250 billion annually, resulting in an approximately $12.4 billion annual revenue opportunity. We are currently serving less than 2% of this market, providing a significant growth opportunity.
Executive Overview
We facilitate certified loans, as described below, and have achieved financial success by increasing our penetration of the near-prime and non-prime automotive loan market and refining our data analysis capabilities.
We facilitated 171,697 and 94,226 certified loans during the years ended December 31, 2021 and 2020, respectively.
Total revenue was $215.7 million and $108.9 million for the years ended December 31, 2021 and 2020, respectively.
Operating income was $150.3 million and $56.7 million for the years ended December 31, 2021 and 2020, respectively.

Net income (loss) was $146.1 million and $(97.6) million for the years ended December 31, 2021 and 2020, respectively.
Adjusted EBITDA was $155.0 million and $69.5 million for the years ended December 31, 2021 and 2020, respectively. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”
Highlights
The table below summarizes the total dollar-value of insured loans we facilitated, the number of new contracts we signed with automotive lenders for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
	(in thousands, except number of contracts)
Value of insured loans facilitated (1)	$4,331,508	$2,126,327
Number of contracts signed with automotive lenders	71	55
(1) Value of insured loans are calculated as the total original loan amount with active institutions as of the end of each reporting period.
Key Performance Measures
We review several key performance measures, discussed below, to evaluate business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to our investors and counterparties because such metrics are used to measure and model the performance of companies such as us, with recurring revenue streams.
Certified Automotive Loans
We refer to “certified loans” as the number of loans facilitated through LPP during a given period. Additionally, we refer to loans with a one-time upfront program fee payment as “single-pay” loans. For certain loans, the program fee is paid to us over 12 monthly installments and we refer to these loans as “monthly-pay” loans.
Average Program Fee
We define “average program fee” as the total program fee revenue recognized for a period divided by the number of certified loans in that period.
Insurers’ Aggregate Underwriting Profit
We define “insurers’ aggregate underwriting profit” as the total underwriting profit expected to be received by insurers over the expected life of the insured loans.
Insurers’ Earned Premium
We define “insurers’ earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $223.3 million and $148.6 million, respectively, for the years ended December 31, 2021 and 2020, respectively.
Recent Developments
Term Loan due 2027
On March 11, 2020, we entered into a credit agreement with UBS A.G. as the administrative agent and the lenders from time to time party thereto (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders thereto funded a term loan (the “Term Loan due 2027”) in a principal amount of $170.0 million bearing an interest rate per annum of LIBOR plus 6.5% (subject to a LIBOR floor of 1%), with a maturity date in March 2027. The Term Loan due 2027 was retired by paying off our outstanding principal and interest with proceeds from issuance of the Term Loan due 2026 and the Revolving Facility (both as defined below) in March 2021. The transaction was deemed as a debt extinguishment under ASC Topic 405-20, “Liabilities—

Extinguishments of Liabilities,” and, accordingly, we recognized a non-cash debt extinguishment loss of $8.8 million during the year ended December 31, 2021, and is recorded under the caption loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss). The loss on debt extinguishment was calculated as the difference between the carrying amount of the debt and the price paid to retire the debt, which primarily consisted of the write off of the unamortized deferred financing costs related to the Term Loan due 2027.
New Credit Agreement—Term Loan due 2026 and Revolving Credit Facility
On March 19, 2021, we entered into a credit agreement with Wells Fargo Bank, N.A. as the administrative agent (the “New Credit Agreement”), pursuant to which the lenders thereto (i) funded a senior secured term loan in an aggregate principal amount of $125.0 million maturing in March 2026 (the “Term Loan due 2026”) and (ii) committed to provide a $50.0 million senior secured revolving credit facility, including a $10.0 million letter of credit sub-facility, maturing in March 2026 (the “Revolving Facility”). Our obligations under the Term Loan due 2026 and the Revolving Facility are guaranteed by all of our U.S. subsidiaries and are secured by substantially all of the assets of the Company and our U.S. subsidiaries, subject to customary exceptions.
Interest under the Term Loan due 2026 and the Revolving Facility are, at the option of the Company, either at an Alternate Base rate (“ABR”) plus a spread ranging from 0.75% to 1.50%, or LIBOR plus a spread ranging from 1.75% to 2.50%. With respect to the ABR loans, interest will be payable at the end of each calendar quarter. With respect to LIBOR loans, interest will be payable at the end of the selected interest period. Additionally, there is a commitment fee payable at the end of each quarter at a rate per annum ranging from 0.200% to 0.275% based on the average daily unused portion of the Revolving Facility, and other customary letter of credit fees. Pursuant to the New Credit Agreement, the interest rate spreads and commitment fees increase or decrease in increments as our Funded Secured Debt/EBITDA ratio increase or decreases. As of December 31, 2021, both the Term Loan due 2026 and the Revolving Facility are subject to LIBOR of 0.099% plus a spread of 1.75% per annum. In June 2021, we made a payment of $25.0 million to the outstanding balance of the Revolving Facility and have an unused commitment balance of $25.0 million under the Revolving Facility at December 31, 2021. Commitment fees were accrued at a weighted average of 0.200% on the unused commitment balance and is recorded under the caption accrued expenses in the consolidated balance sheets.
In connection with the issuance of the Term Loan due 2026 and the Revolving Facility, we incurred total deferred financing costs of $1.7 million, of which $1.2 million was allocated to the Term Loan due 2026 and $0.5 million was allocated to the Revolving Facility. The deferred financing costs were capitalized as a contra-liability against the principal balance of the loans and are amortized as interest expense using the effective interest method. As of December 31, 2021, we had outstanding amounts of $122.7 million under the Term Loan due 2026 and $25.0 million under the Revolving Facility with an average weighted average effective interest rate of outstanding borrowings was 2.15%.
The New Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant that are tested quarterly. The maximum total net leverage ratio is 3.5 to 1.0 for periods on or prior to December 31, 2022, and then decreases to 3.0 to 1.0 after December 31, 2022. The minimum fixed charge coverage ratio is 1.25 to 1.0. As of December 31, 2021, we were in compliance with all required covenants under the New Credit Agreement.
Underwritten Public Offering
On April 6, 2021, we completed an underwritten public offering of 9,000,000 shares of our common stock at a public offering price of $34.00 per share. All shares were sold by existing stockholders, including Nebula Holdings, LLC and its affiliates, Bregal Sagemount and certain of our executive officers. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,350,000 additional shares of common stock. We did not issue any shares and did not receive any of the proceeds of the offering.
Share Repurchase
Pursuant to a Stock Repurchase Agreement, dated as of March 29, 2021, between us and the selling stockholders, we repurchased from the selling stockholders on April 6, 2021 an aggregate number of 612,745 shares of our common stock totaling $20.0 million at the same per share price paid by the underwriters to the selling stockholders in the offering. The $20.0 million stock repurchase was recorded in treasury stock at cost.

Tax Receivable Agreement
In connection with the Business Combination, we entered into the Tax Receivable Agreement (“TRA”). The TRA generally provides for the payment by us to the Open Lending LLC unitholders and Blocker’s sole shareholder (the “TRA holders”), as applicable, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Blocker and/or Open Lending, LLC that existed prior to the Business Combination and were attributable to the Blocker; (ii) certain increases in the tax basis of Open Lending, LLC’s assets resulting from the Transactions; (iii) imputed interest deemed to be paid by us as a result of payments we make under the TRA; and (iv) certain increases in tax basis resulting from payments we make under the TRA. We retain the benefit of the remaining 15% of these cash savings.
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
On April 12, 2021, an independent committee of disinterested members of the Board of Directors approved our decision to exercise the Early Termination Right. During the year ended December 31, 2021, we paid $36.9 million to terminate and settle the TRA liability and recognized a gain of $55.4 million, which is included in gain on extinguishment of tax receivable agreement on our consolidated statements of operations and comprehensive income (loss).
Third Insurance Carrier Partner
On June 24, 2021, we signed a producer agreement with American National Lloyds Insurance Company and ANPAC Louisiana Insurance Company, collectively referred to as American National. American National is an additional provider of credit default insurance policies for LPP, from which we earn profit share revenue and claims administration fees.
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

Key factors affecting our operating results include the following:
Growth in the Number of Financial Institutions
The growth trend in active automotive lenders using LPP is a critical variable directly affecting revenue and financial results. It influences the number of loans funded on LPP and, therefore, the fees that we earn and the cost of the services that we provide. Growth in our active automotive lender relationships will depend on our ability to retain existing automotive lenders, add new automotive lenders and expand to new goods and services specific to our industry (“verticals”).
Competition
We face competition to acquire and maintain automotive lenders as customers, as well as competition to facilitate the funding of near-prime and non-prime auto loans. For LPP, which combines lending enablement, risk analytics, near-prime and non-prime auto loan performance data, real-time loan decisioning, risk-based pricing and auto loan default insurance, we do not believe there are any direct competitors. The emergence of direct competitors, providing risk, analytics and loss mitigation, which are core elements of our business, could materially impact our ability to acquire and maintain automotive lenders customers. The near-prime and non-prime lending market is highly fragmented and competitive. We face competition from a diverse landscape of consumer lenders, including traditional banks and credit unions, as well as alternative technology-enabled lenders. The emergence of other insurers, in competition with our insurers, could materially impact our business.
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
Concentration
Our two largest insurance partners accounted for 41% and 22% and 40% and 19% of our total revenue during the years ended December 31, 2021 and 2020, respectively. Termination or disruption of these relationships could materially and adversely impact our revenue.
Basis of Presentation
We conduct business through one operating segment and we operate in one geographic region, the United States. See Note 2—Summary of Significant Accounting and Reporting Policies of the accompanying consolidated financial statements for more information.
Components of Results of Operations
Total Revenues
Our revenue is generated through three streams: (i) program fees paid to us by lenders, (ii) profit share and (iii) claims administration service fees paid to us by insurance partners.
Program fees. Program fees are paid by automotive lenders for use of our LPP and analytics solutions and automated issuance of credit default insurance with third-party insurance providers. These fees are based on a percentage of each certified loan’s original principal balance and are recognized as revenue upfront upon receipt of the loan by the consumer. The fee percentage rate varies by type of loan. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts to the lender with fees generally capped at $600 per loan. This cap may vary for certain large volume lenders. For monthly pay loans, the fee paid by the lender is a flat 3% of the total amount of the loan and is not capped.
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
Cost of Services and Operating Expenses
Cost of services. Cost of services primarily consists of fees paid to third party partners for lead-generation efforts, compensation and benefits expenses relating to employees engaged in lenders’ services and claims administration activities, fees paid for actuarial services related to the development of the monthly premium program and fees for integration with loan origination systems of automotive lenders. We generally expect cost of services to increase in absolute dollars as the total number of certified loans continues to grow; however, we expect the cost of services to remain relatively constant in the near to immediate term as a percentage of our program fee revenue.
General and administrative expenses. General and administrative expenses are comprised primarily of expenses relating to employee compensation and benefits, non-cash share-based compensation, travel, meals and entertainment expenses, data and software expenses and professional and consulting fees. In the near to intermediate term, we expect general and administrative expenses to remain relatively constant.
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits of employees engaged in selling and marketing activities. We generally expect selling and marketing expenses to increase in absolute dollars as the total number of certified loans continues to grow in the long term; however, we expect selling and marketing expenses to remain relatively constant in the near to intermediate term as a percentage of program fee revenue.
Research and development expenses. Research and development expenses primarily consist of employee compensation and benefits expenses for employees engaged in ongoing research and development of our software technology platform. We generally expect our research and development expenses to increase in absolute dollars as our business continues to grow.
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

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	% Change
	($ in thousands)
Revenue
Profit share	$133,215	$60,392	121%
Program fees	75,630	43,995	72%
Claims administration and other service fees	6,810	4,505	51%
Total revenue	215,655	108,892	98%
Cost of services	18,621	9,786	90%
Gross profit	197,034	99,106	99%
Operating expenses
General and administrative	30,393	32,584	(7)%
Selling and marketing	12,000	7,841	53%
Research and development	4,352	1,964	122%
Operating income	150,289	56,717	165%
Interest expense	(5,859)	(11,601)	49%
Interest income	213	202	5%
Gain on extinguishment of tax receivable agreement	55,422	—	100%
Loss on extinguishment of debt	(8,778)	—	(100)%
Change in fair value of contingent consideration	—	(131,932)	100%
Other expense	(119)	(4,377)	97%
Income (loss) before income taxes	191,168	(90,991)	(310)%
Income tax expense	45,086	6,573	586%
Net income (loss) and comprehensive income (loss)	$146,082	$(97,564)	250%
Key Performance Measures
The following table sets forth key performance measures for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	% Change
Certified loans	171,697	94,226	82%
Single-pay	152,629	76,031	101%
Monthly-pay	19,068	18,195	5%
Average program fees	$440	$467	(6)%
Single-pay	$412	$430	(4)%
Monthly-pay	$670	$623	7%

Comparison of Year Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020
	($ in thousands)
Profit share
New certified loan originations	$102,324	$62,032
Change in estimated future revenues	30,891	(1,640)
Total profit share	133,215	60,392

Program fees	75,630	43,995

Claims administration and other service fees	6,810	4,505
Total revenue	$215,655	$108,892
Total revenue increased by $106.8 million, or 98%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, driven by an increase in anticipated profit share, program fees and claims administration and other service fee revenues on new originations and the change in estimated future revenues on historical vintages. As the loan default rate, default severity and prepayment rate continued to improve during the year ended December 31, 2021, our anticipated profit share on historical business increased.
Profit share revenue increased by $72.8 million, or 121%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. During 2021, we recorded $102.3 million in anticipated profit share, associated with 171,697 new certified loans, for an average of $596 per new certified loan, as compared to $62.0 million in anticipated profit share, associated with 94,226 new certified loans, for an average of $658 per new certified loan during the year ended December 31, 2020. In addition, during 2021, we recorded $30.9 million in estimated future profit share on business written in historic periods, as compared to a decrease of $1.6 million in estimated future profit share on historical vintages, during 2020.
Program fees revenue increased by $31.6 million, or 72%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was driven by an 82% increase in certified loan volumes as compared to the prior year.
Revenue from claims administration and other service fees which primarily represents 3% of our insurance partners’ annual earned premium, increased by $2.3 million, or 51%, for the year ended December 31, 2021 as compared to 2020 due to a 50% increase in total earned premiums and a 82% increase in new loan certifications.
Cost of Services, Gross Profit and Gross Margin

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue	$215,655	$108,892
Cost of services	18,621	9,786
Gross profit	$197,034	$99,106
Gross margin	91%	91%
Gross profit increased by $97.9 million, or 99%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, driven by an increase in anticipated profit share, program fees, and claims administration and other service fees revenues on new originations and change in estimated future revenues based on historical vintages as discussed above.

Operating Expenses, Operating Income and Operating Margin

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue	$215,655	$108,892
Gross profit	197,034	99,106
Operating expenses
General and administrative	30,393	32,584
Selling and marketing	12,000	7,841
Research and development	4,352	1,964
Operating income	$150,289	$56,717
Operating margin	70%	52%
General and administrative expenses decreased by $2.2 million, or 7%, for the year ended December 31, 2021 when compared to the year ended December 31, 2020. The year ended December 31, 2020 includes $9.1 million in transaction bonuses awarded to key employees and directors of Open Lending, LLC and $2.2 million of non-cash charges incurred in connection with the accelerated vesting of share-based awards, which were incurred during 2020, as a result of the Business Combination. Excluding the impact of these one-time charges associated with the Business Combination in the prior year, we experienced a year over year increase of $9.1 million in general and administrative expenses in 2021, which is primarily attributable to $3.1 million in employee compensation and benefits, including share-based compensation, $3.0 million in professional and consulting fees associated with continuing efforts to enhance internal controls, financial reporting and compliance functions, $1.6 million in insurance expense and $0.7 million in software and data expenses.
Selling and marketing expenses increased by $4.2 million, or 53%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in employee compensation and commissions costs, driven by both increased headcounts in sales and account management as well as increased sales.
Research and development expenses increased by $2.4 million, or 122%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to an increase in headcount costs.
Operating income for the year ended December 31, 2021, increased by $93.6 million, or 165%, as compared to the year ended December 31, 2020, driven by increases in program fees and anticipated profit share from new originations and estimated future underwriting profits on historic business.
Contingent Consideration
During the year ended December 31, 2020, we recorded $131.9 million in non-cash charges for the change in the fair value of contingent consideration from June 10, 2020 through the settling of the contingent consideration.
Interest Expense
Interest expense decreased $5.7 million or 49% for the year ended December 31, 2021, as compared to the year ended December 31, 2020, as a result of lower borrowing costs and lower outstanding debt balance during 2021.
Other Expense
Other expense decreased by $4.3 million or 97% for the year ended December 31, 2021, as compared to the year ended December 31, 2020. During the year ended December 31, 2020, we recognized a non-cash charge related to the change in the measurement of our TRA liability as a result of changes in our blended state tax rate.
Income Taxes
During the years ended December 31, 2021 and 2020, we recognized income tax expense of $45.1 million and $6.6 million, respectively. The effective tax rate for the year ended December 31, 2021 was 23.6%, as compared to an effective tax rate of (7.2)% for the year ended December 31, 2020. The effective tax rate for December 31, 2020 was primarily impacted by the change in fair value of contingent consideration that resulted from the Business Combination that was consummated on June 10, 2020. The Company’s contingent consideration was settled in July and August of 2020.
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
Based on our assessment of the underlying provisions and circumstances of our contractual obligations, other than the risks that we and other similarly situated companies face with respect to the condition of the capital markets (as described in “Risk Factors”), there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.
The following table provides a summary of cash flow data:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$95,156	$24,640
Net cash used in investing activities	$(1,987)	$(1,196)
Net cash (used in) provided by financing activities	$(77,808)	$70,806
Cash Flows from Operating Activities
Our cash flows provided by operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the non-cash adjustments in the operating activities in the statement of cash flows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net income (loss)	$146,082	$(97,564)
Deferred income taxes and other non-cash expenses	25,536	9,330
Non-cash (gains) losses and changes in fair value of contingent consideration	(46,644)	131,932
Change in contract assets	(23,763)	(26,391)
Change in other assets and liabilities	(6,055)	7,333
Net cash provided by operating activities	$95,156	$24,640

Net cash from operating activities increased by $70.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily attributable to increased cash inflows from program fees and higher profit share payments from our insurance carriers, primarily as a result of increased certified loan volume and our carriers releasing reserves established due to uncertainty related to the COVID-19 pandemic last year and the continued improved performance of our portfolio.
For the year ended December 31, 2020, net cash provided by operating activities was primarily attributable to income excluding the impact of fair value adjustment of contingent consideration as well as increased payments collected from customers on account receivables.

Cash Flows from Investing Activities
For the years ended December 31, 2021 and 2020, net cash used in investing activities was $2.0 million and $1.2 million, respectively. For the year ended December 31, 2021, the investments primarily related to computer software developed for internal use. For the year ended December 31, 2020, the investments primarily consisted of purchases of furniture and equipment.
Cash Flows from Financing Activities.
Our cash flows used in and provided by financing activities primarily consist of payments of debt and deferred financing costs, member distributions, early termination and settlement of the TRA, share repurchases, proceeds from debt, proceeds from stock warrant exercise transactions and equity recapitalization transactions.
For the year ended December 31, 2021, net cash used in financing activities was $77.8 million. The cash used primarily consisted of $36.9 million in early termination and settlement of the TRA, $20.0 million related to our repurchase of 612,745 shares of our common stock held in treasury stock and debt principal payments of $169.2 million, primarily related to the payment in full of the Term Loan due 2027. In addition, we paid down our revolving facility by $25.0 million. The cash inflow includes $175.0 million in proceeds associated with our New Credit Agreement entered into March 19, 2021, which refinanced our existing debt, less $1.7 million in deferred financing costs associated with this facility.
For the year ended December 31, 2020, net cash provided by financing activities was $70.8 million. The cash inflow consisted of $170.0 million in proceeds associated with the Credit Agreement entered into March 1, 2020 less $10.1 million in deferred financing costs and $105.3 million in proceeds received in connection with stock warrant exercise transactions. The cash used primarily consisted of a $135.6 million distribution to Open Lending, LLC’s unitholders, $37.5 million related to our repurchase of 1,395,089 shares of our common stock held in treasury stock on December 14, 2020, $14.9 million in connection with our recapitalization, net of transaction costs, and $6.5 million of debt principal repayments.
Debt
As of December 31, 2021, we had outstanding amounts of $122.7 million under the Term Loan due in 2026 and $25.0 million under the Revolving Facility under the New Credit Agreement that we entered into on March 19, 2021, proceeds from which were used primarily to pay the Term Loan due 2027 in full and provide cash for general corporate purposes.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by management to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. In addition, they provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income (loss) excluding interest expense, income taxes, depreciation and amortization expense, share-based compensation expense, gain on extinguishment of tax receivable agreement, loss on extinguishment of debt, change in fair value of contingent consideration, change in measurement - tax receivable agreement and transaction bonuses. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.

The following table presents a reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net income (loss)	$146,082	$(97,564)
Non-GAAP adjustments:
Interest expense	5,859	11,601
Income tax expense	45,086	6,573
Depreciation and amortization expense	792	752
Share-based compensation	3,815	2,828
Gain on extinguishment of tax receivable agreement	(55,422)	—
Loss on extinguishment of debt	8,778	—
Change in fair value of contingent consideration	—	131,932
Change in measurement – tax receivable agreement	—	4,292
Transaction bonuses	—	9,112
Total adjustments	8,908	167,090
Adjusted EBITDA	154,990	69,526
Total revenue	$215,655	$108,892
Adjusted EBITDA margin	72%	64%
For the year ended December 31, 2021, Adjusted EBITDA increased by $85.5 million, or 123%, as compared to year ended December 31, 2020. The increase in Adjusted EBITDA during the year ended December 31, 2021 reflects our revenue growth, partially offset by an increase in the cost of sales and operating expenses during the current year. Our current year margin was also affected by an increase in general and administrative expenses as we implement the internal control and compliance procedures required of public companies.
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, income (loss) from operations and net income (loss), as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
The consolidated financial statements have been prepared in accordance with GAAP. To prepare these financial statements, we make estimates, assumption, and judgments that affect what we report as our assets and liabilities, what we disclose as contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented.
In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, depreciation and amortization, contingencies, share-based compensation, and income taxes, and base our estimates, assumptions, and judgments on historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare these consolidated financial statements. See Note 2—Summary of Significant Accounting and Reporting Policies in the notes accompanying our consolidated financial statements for a summary of our significant accounting policies, and discussion of recent accounting pronouncements.
Profit Share Revenue Recognition
We recognize revenue in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Application of ASC 606 requires us to make judgments and estimates related to the classification, measurement and recognition of revenue. Our revenue primarily consists of profit share, program fees derived from contracts with lending institutions and claims administration service fees from contracts with insurance carriers, and is recognized when the contractual performance obligation is satisfied.
The primary judgment relating to the recognition of revenue is the estimation of our profit share with our insurance partners, which relies on market rate assumptions and our proprietary database, which has been accumulated over the last 20 years. To determine the profit share revenue, we use forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and severity rates. These assumptions are based on our observations of the historical behavior for loans with similar risk characteristics. The assumptions also take consideration of forecast adjustments under various macroeconomic conditions and the current mix of the underlying portfolio of our insurance partners. To the extent these assumptions change, our profit share revenue will be adjusted.
For profit share revenue recognition purposes, particularly to measure the profit share variable consideration, we update our forecast of loan default and prepayment assumptions on a quarterly basis. The loan default rate also incorporates multiple macro-economic scenarios with conservatism embedded in a stressed scenario to ensure a representation of an economic recession.
We back-test the major estimate assumptions to ensure the accuracy of the revenue recognition model. We also benchmark back-testing results of our forecasted default rates against those reported by auto lenders. We update our profit-share forecasting model on an annual basis, resulting in a forecasted prepayment rate consistent with actual prepayment rates.
The impact on profit share revenue for the year ended December 31, 2021 resulting from our sensitivity analysis is summarized below:

Assumptions	Defaults		Prepayments		Severity
Stress size	10%	(10)%	10%	(10)%	10%	(10)%
Impact on revenue	(5)%	6%	(3)%	3%	(5)%	5%
Income Taxes
Prior to closing of the Business Combination, Open Lending, LLC, the sole owner of Lenders Protection, LLC and Open Lending Services, Inc., was treated as a partnership for income tax purposes. Therefore, no provision had historically been made for income tax purposes prior to the closing.
Subsequent to closing, Open Lending, LLC became a disregarded entity, wholly owned by us through its wholly owned subsidiaries. As of the close of the Business Combination, we are subject to income tax on a consolidated basis.
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
The calculation of income taxes involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we are required to develop estimates of the anticipated timing of the reversal of existing deferred tax liabilities, as well as estimates of future taxable income in some instances. Judgment is inherent in this process and differences between the estimated and actual amounts could result in a material impact on our consolidated financial statements.
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
Although we believe we have no material uncertain tax positions as of December 31, 2021, 2020 or 2019, no assurance can be given that the final outcome of these matters will align with the positions reflected within these financial statements.

Share-Based Compensation Awards
We measure and recognize compensation expense for all share-based awards made to employees and non-employee directors based on estimated fair values on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service or performance period. Performance-based restricted units (“PSUs”) are evaluated on a quarterly basis for probability of meeting performance metrics and any adjustments to share-based compensation expense are then made in the quarter of evaluation. Forfeitures are recognized as occurred. To determine the fair value of the share-based awards, we use the closing price of our common stock publicly traded on Nasdaq on the date of grant for time-based and performance-based restricted stock awards, and we utilize the Black-Scholes option pricing model to value stock options, which involves inputs for the share value of Open Lending, expected share volatility, expected term of the awards, risk-free interest rate and expected dividend. The expected volatility was based on the average of implied and observed historical volatility of comparable companies as we do not have enough history as a public company
This determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in the subjective assumptions can materially affect the estimate of their fair value. See Note 8—Share-Based Compensation of the accompanying consolidated financial statements for more information.
Recent Accounting Pronouncements
See Note 2—Summary of Significant Accounting and Reporting Policies to the accompanying consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.
Contractual Obligations
As of December 31, 2021, our estimated future obligations include both current and long term obligations. For our debt as noted in Note 5—Debt, we have a current obligation of $3.1 million and a long-term obligation of $144.6 million. Under our operating lease as noted in Note 11—Commitments and Contingencies, we have a current obligation of $0.9 million and a long-term obligation of $5.8 million.
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
Market Risk
In the normal course of business we are exposed to market risk and have established policies designed to protect against the adverse effects of this exposure. We are exposed to risks associated with general economic conditions and the impact of the economic environment on the willingness of consumers to finance auto purchases. Specifically, economic factors such as interest rate levels, changes in monetary and related policies, market volatility, consumer confidence and unemployment rates in particular also influence consumer spending and borrowing patterns. We also face risk from competition to acquire, maintain and develop new relationships with auto lenders as well as competition from a wide variety of auto lenders who are (or are affiliated) with financial institutions and have capacity to hold loans on their balance sheets.
Concentration Risk
We rely on our two largest insurance partners for a significant portion of our profit share and claims administration service fee revenue. Termination or disruption of this relationship could materially and adversely impact our revenue.
Interest Rate Risk
As of December 31, 2021, we had outstanding amounts of $122.7 million under the Term Loan due 2026 and $25.0 million under the Revolving Facility, both of which are scheduled to mature on March 19, 2026. Borrowings under the New Credit Facility bear interest at a rate equal to either the ABR or LIBOR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.75% to 2.50% for LIBOR loans and 0.75% to 1.50% for ABR loans. We are also charged an unused commitment fee that ranges from 0.200% to 0.275% per annum on the average daily unused portion of the Revolving Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements and supplementary data are included in this Annual Report beginning on page F-1.

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
(b) Management’s Report on the Effectiveness of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports” and “Board Matters” in the 2022 Proxy Statement.
Item 11. Executive Compensation.

The information required by this item is set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports” and “Board Matters” in the 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Voting Securities and Principal Stockholders” in the 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Board Matters” in the 2022 Proxy Statement.
Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Proposal to Ratify the Selection of Ernst & Young as our Independent Registered Public Accounting Firm” in the 2022 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a) The following documents are filed as part of this report.
(1) Financial Statements
Our consolidated financial statements are included in Part IV, Item 15 of this Annual Report.
(2) Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3) Exhibits
The exhibits listed in (b) are filed or incorporated by reference as part of this Annual Report.

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

4.3
Assignment, Assumption and Amendment of Warrant Agreement dated June 10, 2020, by and among Nebula Acquisition Corporation, a Delaware corporation, Nebula Parent Corp., a Delaware Corporation, and American Stock Transfer  & Trust Company, LLC, a New York limited liability trust company, as warrant agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed July  1, 2020).

4.4	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 to Open Lending Corporation’s Annual Report on Form 10-K filed March 16, 2021).

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

10.8	Amendment No. 1 to the Tax Receivable Agreement, dated April 9, 2021 (incorporated by reference to Exhibit 10.1 to the Open Lending Corporation’s Current Report on Form 8-K filed April 12, 2021).

10.9
Investor Rights Agreement, dated June 10, 2020, by and among Nebula Parent Corp., the parties listed as Investors herein, Bregal Sagemount I, L.P., solely for the purposes of Section  8.1, and Open Lending, LLC (incorporated by reference to Exhibit 10.8 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.10
Credit Agreement, dated as of March 11, 2020, among Open Lending, LLC, the guarantors party thereto, UBS AG Stamford Branch, and the lenders party thereto (incorporated by reference to Exhibit 10.9 of Nebula Acquisition Corp.’s Registration Statement on Form S-4 (Reg. No. 333-237264), filed with the SEC on May 13, 2020).

10.11
Credit Agreement, dated as of March 19, 2021, by and among Open Lending Corporation, the Administrative Agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Open Lending Corporation’s Current Report on Form 8-K filed March 25, 2021).

10.12	2020 Stock Option and Incentive Plan. (Incorporated by reference to Annex E of Nebula Acquisition Corp.’s Registration Statement on Form S-4 (Reg. No. 333-237264), filed with the SEC on May 20, 2020)

10.13	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.14	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.15
Employment Agreement by and between the Company and Ross M. Jessup, dated August 28, 2020 (incorporated by reference to Exhibit 10.1 to the Open Lending Corporation’s Current Report on Form 8-K filed August 31, 2020)

10.16
Employment Agreement by and between the Company and John J. Flynn, dated August 28, 2020 (incorporated by reference to Exhibit 10.2 to the Open Lending Corporation’s Current Report on Form 8-K filed August 31, 2020)

10.17
Employment Agreement by and between the Company and Charles D. Jehl, dated August 28, 2020 (incorporated by reference to Exhibit 10.3 to the Open Lending Corporation’s Current Report on Form 8-K filed August 31, 2020)

10.18
First Amendment to Employment Agreement by and between the Company and John J. Flynn, dated November 5, 2020 (incorporated by reference to Exhibit 10.1 to the Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020)

10.19
First Amendment to Employment Agreement by and between the Company and Ross Jessup, dated November 5, 2020 (incorporated by reference to Exhibit 10.2 to the Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020)

10.20
First Amendment to Employment Agreement by and between the Company and Charles D. Jehl, dated November 5, 2020 (incorporated by reference to Exhibit 10.3 to the Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020)

10.21	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to the Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020)

10.22	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020)

10.23
Second Amendment to Credit Agreement, dated as of December 7, 2020, by and among Open Lending, LLC and the financial institutions party thereto as lender (incorporated by reference to Exhibit 10.1 to the Open Lending Corporation’s Current Report on Form 8-K filed December 10, 2020).

10.24
Stock Repurchase Agreement, dated as of December 7, 2020, by and between Open Lending Corporation and the stockholders listed therein (incorporated by reference to Exhibit 10.21 to the Open Lending Corporation’s Registration Statement on Form S-1 filed December 7, 2020).

10.25
Stock Repurchase Agreement by and between the Company and the selling stockholders named therein, dated March 29, 2021 (incorporated by reference to Exhibit 10.24 to the Open Lending Corporation’s Registration Statement on Form S-1 filed March 29, 2021).

10.26
Producer Agreement dated June 24, 2021, as amended, by and between American National Lloyds Insurance Company, ANPAC Louisiana Insurance Company, American National Property And Casualty Company and Lenders Protection LLC (incorporated by reference to Exhibit 10.1 to the Open Lending Corporation’s Quarterly Report on Form 10-Q filed August 12, 2021).

21.1*	List of Significant Subsidiaries.

23.1*	Consent of Ernst & Young, LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101*	The following materials from Open Lending Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations

(iii) Consolidated Statements of Stockholder’s Equity (Deficit)

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN LENDING CORPORATION
/s/ Charles Jehl
Charles D. Jehl
February 28, 2022	Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Flynn	Chairman & Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
John J. Flynn

/s/ Charles Jehl	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
Charles D. Jehl

/s/ Ross Jessup	President, Chief Operating Officer and Director	February 28, 2022
Ross M. Jessup

/s/ Adam Clammer	Director	February 28, 2022
Adam H. Clammer

/s/ Eric Feldstein	Director	February 28, 2022
Eric A. Feldstein

/s/ Blair Greenberg	Director	February 28, 2022
Blair J. Greenberg

/s/ William Heldfond	Director	February 28, 2022
William Heldfond

/s/ Shubhi Rao	Director	February 28, 2022
Shubhi S. Rao

/s/ Jessica Snyder	Director	February 28, 2022
Jessica Snyder

/s/ Gene Yoon	Director	February 28, 2022
Gene Yoon

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Open Lending Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Open Lending Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Profit Share Revenue Recognition

Description of the matter
As described in Note 2 to the consolidated financial statements, management uses forecasts of loan-level earned premiums and insurance claim payments to estimate profit share revenue expected to be received from third-party insurance providers over the life of each loan. Forecasts are driven by management’s projections of loan defaults, prepayments, and severity rates. These assumptions are based on expectations regarding future economic conditions as well as management’s observations of historical behavior for loans with similar risk characteristics.

Auditing management’s estimate of profit share revenue is complex because the recognition involves significant management judgment about expected future consideration to be received from third-party insurance providers over the life of the loan. The significant assumptions used in the estimated variable consideration reflects management’s estimate of future loan defaults, prepayments and severity rates. Changes in those assumptions can have a significant effect on total profit share revenue recognized.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to estimate the variable consideration recognized as profit share revenue. For example, we tested controls over management’s review of the variable consideration significant assumptions and the historical data utilized in the estimate for future loan defaults, prepayments and severity rates.

To test the variable consideration recognized as profit share revenue, we performed audit procedures that included, among others, evaluating the methodology used to develop the significant assumptions, and tested the completeness and accuracy of the historical data used by the Company. We involved subject matter experts to assist in evaluating the appropriateness of the estimation methodology and underlying significant assumptions, including comparing to industry trends, market data and other market participants. We also evaluated the accuracy of management’s assumed profit share revenue from prior periods by comparing to subsequent actual activity.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Austin, Texas

February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Open Lending Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Open Lending Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Open Lending Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Open Lending Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on the Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Austin, Texas
February 28, 2022

OPEN LENDING CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$116,454	$101,513
Restricted cash	3,055	2,635
Accounts receivable, net	6,525	4,352
Current contract assets, net	70,542	50,386
Income tax receivable	1,345	—
Prepaid expenses	2,479	1,873
Other current assets	2,394	2,018
Total current assets	202,794	162,777
Property and equipment, net	2,663	1,201
Operating lease right-of-use assets, net	5,189	5,733
Non-current contract assets, net	42,414	38,956
Deferred tax asset, net	65,503	85,218
Other non-current assets	262	124
Total assets	$318,825	$294,009
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	1,285	3,442
Accrued expenses	3,984	3,033
Income tax payable	—	1,640
Current portion of debt	3,125	4,888
Third-party claims administration liability	3,050	2,591
Other current liabilities	621	1,414
Total current liabilities	12,065	17,008
Long-term debt, net of deferred financing costs	143,135	152,859
Non-current operating lease liabilities	4,643	5,138
Tax receivable agreement liability	—	92,369
Other non-current liabilities	—	13
Total liabilities	$159,843	$267,387
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 126,212,876 shares outstanding as of December 31, 2021 and 128,198,185 shares issued and 126,803,096 shares outstanding as of December 31, 2020	1,282	1,282
Additional paid-in capital	496,983	491,246
Accumulated deficit	(282,439)	(428,406)
Treasury stock at cost, 1,985,309 shares at December 31, 2021, and 1,395,089 shares at December 31, 2020	(56,844)	(37,500)
Total stockholders’ equity	158,982	26,622
Total liabilities and stockholders’ equity	$318,825	$294,009
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share data)

	Year Ended December 31,
	2021	2020	2019
Revenue
Profit share	$133,215	$60,392	$53,038
Program fees	75,630	43,995	36,667
Claims administration and other service fees	6,810	4,505	3,142
Total revenue	215,655	108,892	92,847
Cost of services	18,621	9,786	7,806
Gross profit	197,034	99,106	85,041
Operating expenses
General and administrative	30,393	32,584	13,774
Selling and marketing	12,000	7,841	7,482
Research and development	4,352	1,964	1,170
Operating income	150,289	56,717	62,615
Interest expense	(5,859)	(11,601)	(322)
Interest income	213	202	24
Gain on extinguishment of tax receivable agreement	55,422	—	—
Loss on extinguishment of debt	(8,778)	—	—
Change in fair value of contingent consideration	—	(131,932)	—
Other (expense) income	(119)	(4,377)	197
Income (loss) before income taxes	191,168	(90,991)	62,514
Income tax expense (benefit)	45,086	6,573	(30)
Net income (loss) and comprehensive income (loss)	$146,082	$(97,564)	$62,544
Preferred distribution to redeemable convertible Series C preferred units	—	(40,689)	(11,058)
Accretion to redemption value of redeemable convertible Series C preferred units	—	47,537	(163,425)
Net income (loss) attributable to common stockholders	$146,082	$(90,716)	$(111,939)
Net income (loss) and comprehensive income (loss) per common share
Basic	$1.16	$(1.09)	$(2.97)
Diluted	$1.16	$(1.09)	$(2.97)
Weighted average common shares outstanding
Basic	126,354,597	82,908,772	37,631,052
Diluted	126,390,435	82,908,772	37,631,052
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except for number of shares and units)

	Redeemable Convertible Series C Preferred		Common Units		Series A and B Preferred Units		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2018	21,906,852	$141,518	22,073,571	$3,011	29,058,266	$478	—	$—	2,529	$(139,810)	—	$—	$(133,792)
Retroactive application of the recapitalization	(7,628,249)	—	(22,073,571)	(3,011)	(29,058,266)	(478)	37,631,052	376	3,113	—	—	—	—
Balance as of December 31, 2018, as adjusted	14,278,603	141,518	—	—	—	—	37,631,052	376	5,642	(139,810)	—	—	(133,792)
ASC 606 Transition Adjustment	—	—	—	—	—	—	—	—		32,768	—	—	32,768
Fair value adjustment of redemption option	—	163,425	—	—	—	—	—	—	—	(163,425)	—	—	(163,425)
Share-based compensation	—	—	—	—	—	—	—	—	1,984	—	—	—	1,984
Distribution to Open Lending, LLC unitholders	—	—	—	—	—	—	—	—	—	(34,858)	—	—	(34,858)
Net income	—	—	—	—	—	—	—	—		62,544	—	—	62,544
Balance as of December 31, 2019	14,278,603	304,943	—	—	—	—	37,631,052	376	7,626	(242,781)	—	—	(234,779)
Fair value adjustment of redemption option	—	(47,537)	—	—	—	—	—	—	—	47,537	—	—	47,537
Distribution to Open Lending, LLC unitholders	—	—	—	—	—	—	—	—	—	(135,598)	—	—	(135,598)
Recapitalization transaction, net of transaction costs	(14,278,603)	(257,406)	—	—	—	—	54,218,857	542	242,001	—	—	—	242,543
Change in deferred tax asset	—	—	—	—	—	—	—	—	1,874	—	—	—	1,874
Fair value of contingent consideration at June 10, 2020	—	—	—	—	—	—	—	—	(347,089)	—	—	—	(347,089)
Share-based compensation	—	—	—	—	—	—	—	—	2,828	—	—	—	2,828
Stock warrant exercise	—	—	—	—	—	—	9,160,776	92	105,257	—	—	—	105,349
Issuance of earn out shares	—	—	—	—	—	—	23,750,000	238	419,606	—	—	—	419,844
Release of lock up shares	—	—	—	—	—	—	3,437,500	34	59,143	—	—	—	59,177
Share repurchase	—	—	—	—	—	—	—	—	—	—	(1,395,089)	(37,500)	(37,500)
Net loss	—	—	—	—	—	—	—	—	—	(97,564)	—	—	(97,564)
Balance as of December 31, 2020	—	—	—	—	—	—	128,198,185	$1,282	$491,246	$(428,406)	(1,395,089)	$(37,500)	$26,622
ASC 326 Transition Adjustment	—	—	—	—	—	—	—	—	—	(115)	—	—	(115)
Change in deferred tax asset	—	—	—	—	—	—	—	—	2,836	—	—	—	2,836
Share-based compensation	—	—	—	—	—	—	—	—	3,815	—	—	—	3,815
Share repurchase	—	—	—	—	—	—	—	—	—	—	(612,745)	(20,000)	(20,000)
Restricted stock units issued, net of shares withheld for taxes	—	—	—	—	—	—	—	—	(914)	—	22,525	656	(258)
Net income	—	—	—	—	—	—	—	—	—	146,082	—	—	146,082
Balance as of December 31, 2021	—	$—	—	$—	—	$—	128,198,185	$1,282	$496,983	$(282,439)	(1,985,309)	$(56,844)	$158,982
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$146,082	$(97,564)	$62,544
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	3,815	2,828	1,984
Depreciation and amortization	1,122	1,768	105
Non-cash operating lease cost	544	—	—
Gain on extinguishment of tax receivable agreement	(55,422)	—	—
Loss on extinguishment of debt	8,778	—	—
Deferred income taxes	20,055	4,734	—
Change in fair value of contingent consideration	—	131,932	—
Non-cash interest expense	—	—	92
Changes in assets & liabilities
Accounts receivable, net	(2,181)	(585)	(1,829)
Contract assets, net	(23,763)	(26,391)	(21,714)
Operating lease right-of-use assets	—	(548)	—
Prepaid expenses	(606)	(313)	(830)
Other current and non-current assets	(514)	(1,431)	(481)
Accounts payable	(2,157)	2,105	583
Accrued expenses	693	1,027	896
Income tax payable/receivable	(450)	1,640	—
Operating lease liabilities	(364)	(280)	—
Third-party claims administration liability	459	409	293
Other current and noncurrent liabilities	(935)	5,309	119
Net cash provided by operating activities	95,156	24,640	41,762
Cash flows from investing activities
Purchase of property and equipment	(1,987)	(1,196)	(99)
Net cash used in investing activities	(1,987)	(1,196)	(99)
Cash flows from financing activities
Proceeds from term loans	125,000	170,000	—
Proceeds from revolving facility	50,000	—	—
Payments on term loans	(169,191)	(6,521)	(2,500)
Payments on revolving facility	(25,000)	—	—
Payment of deferred financing costs	(1,669)	(10,061)	—
Share repurchase	(20,000)	(37,500)	—
Settlement of tax receivable agreement	(36,948)	—	—
Distributions to Open Lending, LLC unitholders	—	(135,598)	(42,401)
Proceeds from stock warrant exercises	—	105,349	—
Recapitalization transaction, net of transaction costs	—	(14,863)	—
Net cash (used in) provided by financing activities	(77,808)	70,806	(44,901)
Net change in cash and cash equivalents and restricted cash	15,361	94,250	(3,238)
Cash and cash equivalents and restricted cash at the beginning of the year	104,148	9,898	13,136
Cash and cash equivalents and restricted cash at the end of the year	$119,509	$104,148	$9,898
Supplemental disclosure of cash flow information:
Interest paid	$5,243	$10,444	$320
Income tax paid (refunded), net	25,280	144	(40)
Property and equipment accrued but not paid	24	—	—
Right of use assets obtained in exchange for lease obligations	—	5,362	—
Non-cash investing and financing:
Change in fair value of redeemable convertible Series C preferred units	$—	$(47,537)	$163,425
Conversion of preferred stock to common stock	—	257,406	—
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

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
Lenders Protection Program (“LPP”), our flagship product, is an automotive lending program designed to underwrite default insurance on loans made to near-prime and non-prime borrowers. LPP is a Software as a Service platform that facilitates loan decision making and automated underwriting by third-party lenders and the issuance of credit default insurance through third-party insurance providers. We have one-way exclusivity agreements in place with insurance carriers who provide default insurance to automotive lenders on individual automotive loans processed through LPP, which underwrites the risk on each loan application. The insurance carriers issue default insurance to our customers. Profit share is derived from the Company’s agency relationship with third-party insurance providers whereby it facilitates the underwriting and issuance of credit default insurance for its lender customers through the contracted third-party insurance providers. For the insurance policies issued through the Company’s program, the Company provides adjudication services for insurance claims on the third-party insurer’s policies for auto loans processed through LPP.
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

Note 2—Summary of Significant Accounting and Reporting Policies
a)Basis of presentation and consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Open Lending and all its subsidiaries that are directly or indirectly owned or controlled by the Company. All intercompany transactions and balances have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the Company’s December 31, 2021 consolidated balance sheets presentation.
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
c)Emerging Growth Company
Prior to December 31, 2021, the Company was an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act, (JOBS Act), and elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies until the Company is no longer an EGC, including using the extended transition period for complying with new or revised accounting standards.
d)Use of estimates and judgments
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and those differences may be material. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to estimates are recognized prospectively.
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
In connection with the estimation of profit share revenue recognition and the related contract asset under Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), the Company use forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and default severity rates. These assumptions are based on the Company’s observations of the historical behavior for loans with similar risk characteristics. The assumptions also take into consideration the forecast adjustments under various macroeconomic conditions, including the potential impact from the COVID-19 pandemic, and the current mix of the underlying portfolio of the Company’s insurance partners. As the Company closely monitors the development of the pandemic and its ongoing impact on Open Lending's business, management has

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

accordingly adjusted these assumptions during the year ended December 31, 2021 as a result of changes in facts and circumstances and general market conditions derived from the COVID-19 pandemic.
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
The Company records potential interest and penalties related to an underpayment of income taxes as other expenses and penalties and is recognized within general and administrative expenses within the consolidated statements of operations and comprehensive income (loss).
f)Cash and cash equivalents
Cash and cash equivalents consists of cash held in checking and savings accounts. The Company considers all highly liquid investments with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. The Company determines the appropriate classification of the Company’s cash and cash equivalents at the time of purchase.
g)Restricted cash
Restricted cash relates to deposits held in a financial institution for the processing of automated clearing house transactions and funds held on behalf of insurance partners to settle insurance claims. As a third-party administrator of insurance claims and refund adjudication, the Company collects funds from insurance partners which are intended to be used to settle insurance claims and process funds on behalf of the insurance partners. The balance of the funds held on behalf of insurance partners was $3.1 million and $2.6 million at December 31, 2021 and 2020 respectively; there is an offsetting liability that is included in “Third-party claims administration liability” on the accompanying consolidated balance sheets.
h)Accounts receivable
Accounts receivable includes program fees billed to customers, for which payments are expected to be received within 30 days from billing. The program fees are assessed at the time when the customer uses LPP to certify consumer loans and are billed either as an upfront fee or in 12 equal installments. The Company bills customers for the upfront fee in the month the service is provided and for the monthly installment fee over 12 months. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statement of cash flows.
Effective January 1, 2021, the Company adopted the provisions of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which codifies the requirements of ASC 326-20 – Credit Losses (“CECL”), and as such, the Company maintains an allowance for expected credit losses on its accounts receivable. This allowance is an estimate based primarily on market implied lifetime probabilities of default and loss severities for assets with similar risk characteristics. As these inputs are derived from market observations, they inherently include forward-looking expectations about macro-economic conditions. The allowance is evaluated quarterly by the Company for adequacy by taking into consideration factors such as reasonableness of the market implied loss statistics, historical lifetime loss data, credit quality of the customer base, and age of the receivables both individually and in the aggregate. Since receivables are generally paid within 30 days from billing, changes to economic conditions are not expected to have significant impact on the Company’s estimate of expected credit losses. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of receivables could be further adjusted. The Company does not have any material account receivable balances that are past due and has not written off any balance in its accounts receivable portfolio for the periods presented.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

At December 31, 2020, there was no allowance for doubtful accounts. Refer to Note 2—Summary of Significant Accounting and Reporting Policies—Recently adopted new accounting standards for discussion for discussion of the Company’s adoption of the provisions of ASU 2016-13.
i)Contract Assets
Contract assets for program fees are increased by recognized and unbilled program fee revenues related to monthly pay arrangements. Once the monthly pay arrangement’s program fees for the current month are due, they are reclassified from contract assets and recognized as accounts receivable. Contract assets for profit share and claims administration fees (“TPA fees”) are increased for recognized profit share revenue and TPA fees and are decreased by payments which are received from insurance carriers within 60 days after month end. The payments are reported in the net cash provided by operating activities section of the consolidated statement of cash flows. Refer to Note 4—Contract Assets for additional information.
Effective January 1, 2021, the Company adopted CECL, and as such, the Company maintains an allowance for expected credit losses on its contract assets. This allowance is an estimate based primarily on market implied lifetime probabilities of default and loss severities for assets with similar risk characteristics. As these inputs are derived from market observations, they inherently include forward-looking expectations about macro-economic conditions. The allowance is evaluated quarterly by the Company for adequacy by taking into consideration factors such as reasonableness of the market implied loss statistics, historical lifetime loss data, and credit quality of the customer base. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of its contract asset could be further adjusted. The Company does not have contract asset balances that are past due and has not written off any balance in its contract asset portfolio for the periods presented.
At December 31, 2020, there was no allowance for doubtful accounts on contract assets. Refer to Note 2—Summary of Significant Accounting and Reporting Policies—Recently adopted new accounting standards for discussion of the Company’s adoption of the provisions of ASU 2016-13.
j)Property and equipment
The Company’s property and equipment balance primarily consists of computer software developed for internal use, furniture, fixtures and equipment used in the normal course of business, as well as leasehold improvements. Property and equipment acquired by the Company are recorded at cost, less accumulated depreciation, and impairment losses, if any. Major additions and improvements are capitalized while maintenance and repairs that do not improve or extend the useful life of the respective asset are expensed as incurred. Depreciation expense was $0.8 million, $0.3 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is recognized within general and administrative expenses within the consolidated statements of operations and comprehensive income and is calculated using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of property and equipment ranges from three to eight years. The assets are reviewed for impairment whenever events or changes in circumstances indicate that the amount recorded may not be recoverable, and if not recoverable based on the assets’ expected undiscounted cash flows, an impairment is recognized to the extent that the carrying amount exceeds the fair value.
 Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.
k)Fair value measurements
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
•Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices), for substantially the full term of the asset or liability.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
l)Revenue recognition
The Company’s revenue is derived from program fees from lending institutions, profit share on the production of insurance contracts for third party insurance carriers and claims administration service fees for those same insurance carriers. The Company disaggregates revenues by revenue source (i.e., program fee, profit share and claims administration and other service fees), and the level of disaggregation is presented in the consolidated statements of operations and comprehensive income (loss).
The Company accounts for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights and payment terms can be identified, the contract has commercial substance, and it is probable the Company will collect substantially all of the consideration it is entitled to receive. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer. In compliance with ASC 606, when the Company’s performance obligations have been completed, but the final amount of transaction price is unknown, the Company estimates the amount of the transaction price it expects to be entitled to under the Company’s customer contracts. The Company recognizes subsequent adjustments to an estimated transaction price upon the receipt of additional information or final settlement, whichever occurs first.
Program fee revenue. The Company earns program fees by providing customers with access to and use of LPP. Program fee contracts contain a single performance obligation, which is complete when a loan is certified through LPP and is issued by the lending institution. Approximately 10% of processed loans are paid through 12 month financing arrangements.
Profit Share Revenue. Profit share is derived from the Company’s agency relationship with third-party insurance providers whereby it facilitates the underwriting and issuance of credit default insurance for its lender customers through the contracted third-party insurance providers. The Company fulfills its performance obligation upon placement of the insurance, and the Company recognizes profit share based on the amount of cash flows it expects to receive from the insurance company over the term of the underlying insured loan. These forecasts are driven by the projection of loan defaults, prepayments and severity rates. These assumptions are based on the Company’s observations of the historical behavior for loans with similar risk characteristics. The assumptions also take consideration of the forecast adjustments under various macroeconomic conditions and the current mix of the underlying portfolio of the Company’s insurance partners. To the extent these assumptions change, the Company’s profit share revenue is adjusted.
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
Claims Administration Services. For the insurance policies issued through the Company’s program, the Company provides adjudication services for insurance claims on the third-party insurer’s policies for auto loans processed through LPP. The Company earns a monthly service fee which is calculated by the third-party insurance providers as 3% of the monthly net insurance earned premium collected over the life of the underlying loan. In this arrangement, the performance obligation to provide claims administration services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. Revenue is recognized as the service is provided over the term of the adjudication contract with the insurance carrier.
m)Research and development costs
Research and development costs consist primarily of compensation and benefits of employees engaged in the ongoing development the Company’s lending enablement platform for the automotive finance market.
n)Deferred financing costs
Deferred financing costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense in accordance with the related debt agreement. Deferred financing costs are included as a reduction in long-term debt, net of deferred financing costs in the accompanying consolidated balance sheets.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

o)Share-based compensation
The Company uses the grant date fair value of time-based restricted stock units (“RSUs”) and PSUs and utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. This model requires the use of input assumptions, including expected volatility, expected life, expected dividend yield, and expected risk-free rate of return. The expected life of the awards was estimated using the “Simplified Method” that utilizes the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The expected volatility was based on the average of implied and observed historical volatility of comparable companies as we do not have enough history as a public company. Changes in these assumptions can materially affect the estimate of the awards fair value. The Company expects to issue shares upon stock options exercise from treasury stock.
The Company recognizes compensation expense for unvested awards in the consolidated statements of operations and comprehensive income (loss), net of actual forfeitures in the period they occur, on a straight-line basis over the requisite service or performance period. PSUs are evaluated on a quarterly basis for probability of meeting performance metrics and any adjustments to stock-based expense are then made in the quarter of evaluation.
p)Contingent consideration
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
Pursuant to the guidance under ASC 815, Derivatives and Hedging, the contingent consideration was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period was recognized as expense or income accordingly. The fair value of the contingent consideration was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility. The fair value of the contingent consideration on each vesting date (i.e., the date when each respective share price performance milestone was achieved) was based on the closing share price of the Company's publicly traded stock on the vesting date.
The Company’s contingent consideration was settled in July and August of 2020. Refer to Note 6—Contingent Consideration for additional information regarding the nature and timing of the Company’s contingent consideration.
q)Treasury stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity (deficit).
r)Net income (loss) per share
The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributions as if all income for the period had been distributed.
Prior to the Business Combination, the Company’s pre-merger LLC membership structure included common units and convertible preferred units which were regarded as participating securities. When calculating the net income (loss) per share for the presented periods, the Company has retroactively restated the number of common and preferred units issued and outstanding prior to June 10, 2020 to the number of shares of common stock into which they were converted, based on the exchange ratio established in the Business Combination Agreement.
In accordance with the Company’s pre-merger LLC membership structure, holders of the redeemable convertible preferred units would be entitled to distributions in preference to common stockholders, at specified rates, if declared. The Company also recognized adjustments to redemption amount of the redeemable convertible preferred units similar to a distribution, in temporary equity. Any remaining net income would then be distributed to the holders of common stock and non-redeemable convertible preferred units on a pro-rata basis assuming conversion of all convertible preferred units into common stock in the event that the Company had profits to be allocated to the stockholders. However, the redeemable convertible preferred units did not contractually require the holders of such participating instruments to participate in the Company’s losses. As such, net losses for the periods presented were allocated to common stock only.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

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
s)Concentrations of revenue and credit risks
Our two largest insurance carrier partners accounted for 41% and 22% and 40% and 19% of the Company’s total revenue during the years ended December 31, 2021 and 2020, respectively. In the event that one or more of the Company’s other significant customers terminate their relationships with us, or elect to utilize an alternative source for financing, the number of loans originated through LPP would decline, which would materially and adversely affect the Company’s business and, in turn, its revenue.
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, restricted cash, accounts receivable and contract assets to the extent of the amounts recorded on the balance sheets.
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
The Company’s accounts receivable and contract assets are derived from revenue earned from customers. Effective January 1, 2021, the Company maintains an allowance for expected credit losses on its accounts receivable and contract asset receivable as discussed in Note 2—Summary of Significant Accounting and Reporting Policies—Recently adopted new accounting standards. At December 31, 2020, there was no allowance for doubtful accounts. At December 31, 2021, the Company had two customers that each represented 10% of the Company’s accounts receivable. At December 31, 2020, the Company had one customer that represented 19% of the Company’s accounts receivable.
t)Recently issued accounting pronouncements not yet adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform within Topic 848, which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. The Company will not need to consider the application of this guidance related to its credit agreements as such agreements provide for a replacement rate when LIBOR is discontinued. The Company will continue to closely monitor all potential instances of reference rate reform to determine if the adoption of ASU 2020-04 becomes necessary in the future.
Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements have had or will have a material impact on the Company’s consolidated financial position or results of operations.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

u)    Recently adopted new accounting standards
On January, 1, 2021, the Company adopted ASU 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The impact of the adoption of this standard was immaterial to the consolidated financial statements.
On January 1, 2021, the Company adopted ASU 2018-15, Intangibles—Goodwill and Other—Internal—Use Software, Subtopic, 350-40, which provides guidance on a customer’s accounting for implementation costs incurred in a cloud-computing arrangement when hosted by a vendor. The guidance provides that, in a hosting arrangement that is a service contract, certain implementation costs should be capitalized and amortized over the term of the arrangement. The Company adopted this guidance using the prospective method. The impact of the adoption of this standard was immaterial to the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which provides guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. For the year ended December 31, 2020, the Company qualified as an EGC and had elected to defer adoption of CECL until January 1, 2023 pursuant to ASC 326-20-65-3. However, as of December 31, 2021, the Company lost its EGC status and adopted CECL as of January 1, 2021. Accordingly, the Company determined that its accounts receivable and contract assets are within the scope of ASC 326 and estimated the corresponding expected credit loss based on a method described earlier within this footnote. The Company adopted ASC 326 using the modified retrospective approach which requires the Company to recognize the cumulative effect of adoption on the accumulated retained earnings. Accordingly, the Company’s comparative financial statements of December 31, 2020, have not been adjusted. As of January 1, 2021, the Company recorded a cumulative adjustment from current expected credit losses in the amount of $0.1 million, net of tax impact to accumulated retained earnings in the Company’s consolidated balance sheets.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

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
As a result of the Business Combination, Open Lending, LLC’s unitholders received aggregate consideration of approximately $1.0 billion, which consists of (i) $328.8 million in cash at the closing of the Business Combination, net of transaction expenses, (ii) $135.0 million in cash distribution from debt issued in March 2020, and (iii) 51,909,655 shares of common stock valued at $10.00 per share, totaling $519.1 million. In addition, Open Lending, LLC’s unitholders were entitled to receive additional contingent consideration of up to an aggregate of 22,500,000 shares if the price of the Company’s common stock trading on the Nasdaq meets certain thresholds following the Business Combination. All contingent consideration shares were issued or released during the three months ended September 30, 2020. See Note 6—Contingent Consideration for additional information.
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $55.5 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. In addition, the Company incurred $9.1 million in transaction bonuses paid to key employees and directors and $2.2 million in non-cash share-based compensation expense due to the accelerated vesting of Open Lending, LLC’s legacy share-based compensation plan. The transaction bonuses and the accelerated share-based compensation expense are included in general and administrative expense on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020. See Note 8—Share-Based Compensation for additional information.
Note 4—Contract Assets
Changes in the Company’s contract assets primarily result from the timing difference between the satisfaction of its performance obligation and the customer’s payment. The Company fulfills its obligation under a contract with a customer by transferring services in exchange for consideration from the customer. The Company recognizes contract assets when it transfers services to a customer, recognizes revenue for amounts not yet billed, and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional.
For performance obligations satisfied in previous periods, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts contract assets accordingly. In 2021 and 2020, contract asset adjustments attributable to profit share revenue forecast adjustments were $30.9 million and $(1.6) million, respectively.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	TPA Fee	Program Fee	Total
	(in thousands)
Ending balance as of December 31, 2019	$57,367	$575	$5,009	$62,951
Increase of contract assets due to new business generation	62,032	4,505	43,995	110,532
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	(1,640)	—	—	(1,640)
Receivables transferred from contract assets upon billing the lending institutions	—	—	(43,661)	(43,661)
Payments received from insurance carriers	(34,582)	(4,258)	—	(38,840)
Ending balance as of December 31, 2020	83,177	822	5,343	89,342
Increase of contract assets due to new business generation	102,324	6,801	75,630	184,755
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	30,891	—	—	30,891
Receivables transferred from contract assets upon billing the lending institutions	—	—	(74,808)	(74,808)
Payments received from insurance carriers	(110,732)	(6,305)	—	(117,037)
Provision for expected credit losses	(174)	(2)	(11)	(187)
Ending balance as of December 31, 2021	$105,486	$1,316	$6,154	$112,956
As of December 31, 2021 and 2020, the Company’s contract assets consisted of $70.5 million and $50.4 million, respectively, as the portion estimated to be received within one year, and $42.4 million and $39.0 million, respectively, in the non-current portion to be received beyond one year.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.
Note 5—Debt
The following table provides a summary of the Company’s debt as of the dates indicated:

	December 31,
	2021	2020
	(in thousands)
Revolving Facility, matures in 2026	$25,000	$—
Term Loan due 2026	122,656	—
Term Loan due 2027	—	166,813
Less: unamortized deferred financing costs	(1,396)	(9,066)
Total debt	146,260	157,747
Less: current portion of debt	(3,125)	(4,888)
Total long-term debt, net of deferred financing costs	$143,135	$152,859
Term Loan due 2027
On March 11, 2020, the Company entered into a credit agreement with UBS A.G. as the administrative agent and the lenders from time to time party thereto (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders thereto funded a term loan (the “Term Loan due 2027”) in a principal amount of $170.0 million bearing an interest rate per annum of LIBOR plus

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

6.5% (subject to a LIBOR floor of 1%), with a maturity date in March 2027. The Term Loan due 2027 was retired by the Company paying off its outstanding principal and interest with proceeds from issuance of the Term Loan due 2026 and the Revolving Facility (both as defined below) in March 2021. The transaction was deemed as a debt extinguishment under ASC Topic 405-20, “Liabilities—Extinguishments of Liabilities,” and, accordingly, the Company recognized a non-cash debt extinguishment loss of $8.8 million, which was recorded under the caption loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2021. The loss on debt extinguishment was calculated as the difference between the carrying amount of the debt and the price paid to retire the debt, which primarily consisted of the write-off of the unamortized deferred financing costs related to the Term Loan due 2027.
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
Interest under the Term Loan due 2026 and the Revolving Facility are, at the option of the Company, either at an Alternate Base Rate (“ABR”) plus a spread ranging from 0.75% to 1.50%, or LIBOR plus a spread ranging from 1.75% to 2.50%. With respect to the ABR loans, interest will be payable at the end of each calendar quarter. With respect to the LIBOR loans, interest will be payable at the end of the selected interest period. Additionally, there is a commitment fee payable at the end of each quarter at a rate per annum ranging from 0.200% to 0.275% based on the average daily unused portion of the Revolving Facility, and other customary letter of credit fees. Pursuant to the New Credit Agreement, the interest rate spreads and commitment fees increase or decrease in increments as the Company’s Funded Secured Debt/EBITDA ratio increases or decreases.
As of December 31, 2021, both the Term Loan due 2026 and the Revolving Facility are subject to LIBOR of 0.099% plus a spread of 1.75% per annum. In June 2021, the Company made a payment of $25.0 million to the outstanding balance of the Revolving Facility and has an unused commitment balance of $25.0 million under the Revolving Facility at December 31, 2021. Commitment fees were accrued at 0.200% on the unused commitment balance at December 31, 2021.
In connection with the issuance of the Term Loan due 2026 and the Revolving Facility, the Company incurred total deferred financing costs of $1.7 million, of which $1.2 million was allocated to the Term Loan due 2026 and $0.5 million was allocated to the Revolving Facility. The deferred financing costs were capitalized as a contra-liability against the principal balance of the loans and are amortized as interest expense using the effective interest method. Unamortized deferred financing costs were $1.4 million as of December 31, 2021. As of December 31, 2021, the weighted average effective interest rate on the Company’s outstanding borrowings was 2.15%.
The New Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant that are tested quarterly. The maximum total net leverage ratio is 3.5 to 1.0 for periods on or prior to December 31, 2022, and then decreases to 3.0 to 1.0 after December 31, 2022. The minimum fixed charge coverage ratio is 1.25 to 1.0. As of December 31, 2021, the Company was in compliance with all required covenants under the New Credit Agreement.
Principal Maturities of Debt
Principal maturities of debt outstanding as of December 31, 2021 are as follows:

(in thousands)
2022	$3,125
2023	5,469
2024	6,250
2025	6,250
2026	126,562
Total	$147,656

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Note 6—Contingent Consideration
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
Pursuant to the guidance under ASC 815, Derivatives and Hedging, the contingent consideration was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period was recognized as expense or income accordingly. The fair value of the contingent consideration on the Closing Date and each subsequent reporting period was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility. The fair value of the contingent consideration on each vesting date (i.e., the date when each respective share price performance milestone was achieved) was based on the closing share price of the Company’s publicly traded stock on the vesting date.
Founders Shares Subject to Transfer Restrictions
Immediately following the consummation of the Business Combination, 3,437,500 shares of common stock issued and outstanding held by Nebula Holdings, LLC and its affiliates were subject to transfer restrictions (the “Lock-up Shares”). The holder of the Lock-up Shares could not sell, transfer or otherwise dispose of their respective shares until the respective lock-up provisions were achieved as described further below. The Lock-up Shares had full ownership rights including the right to vote and receive dividends and other distributions thereon. The Lock-up Shares would be released from the transfer restrictions upon achieving certain market share price milestones as follows:
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

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
Upon inception, the initial estimated fair value of contingent consideration on June 10, 2020 of $347.1 million was recorded as a long-term liability in the Company’s consolidated balance sheet. The increase in contingent consideration fair value of $131.9 million during the year ended December 31, 2020 was recorded as a change in fair value of contingent consideration in the statements of operations and comprehensive income (loss). With the vesting of the contingent consideration shares during the year ended December 31, 2020, the contingent consideration liability was reclassified to equity, and accordingly $0.3 million was recorded to common stock and $478.7 million was recorded to additional paid-in capital.
Note 7—Stockholders’ Equity (Deficit)
On June 11, 2020, Open Lending Corporation’s common stock began trading on the Nasdaq under the symbol “LPRO.” Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company was authorized for issuance of the following shares and classes of capital stock, each with a par value of $0.01 per share: (i) 550,000,000 shares of common stock; (ii) 10,000,000 shares of preferred stock. Immediately following the Business Combination, there were 91,849,909 shares of common stock with a par value of $0.01, and 9,166,659 warrants outstanding. As discussed in Note 3—Business Combination, the Company has retroactively adjusted the shares issued and outstanding prior to June 10, 2020 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of common stock into which they were converted.
In connection to the Business Combination, on July 1, 2020, the Company filed a Registration Statement on Form S-1 to register 52,916,659 shares of common stock for the issuance of (i) up to an aggregate of 23,750,000 shares of the Company’s common stock that may be issued as earn-out consideration upon certain triggering events and (ii) 9,166,659 shares of the Company’s common stock that may be issued upon exercise of warrants to purchase common stock at an exercise price of $11.50 per share of common stock, herein referenced as public warrants.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

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
On December 14, 2020, the Company completed an underwritten public offering of 9,500,000 shares of the Company’s common stock at a public offering price of $28.00 per share. All shares were sold by existing stockholders, including Nebula Holdings, LLC and its affiliates, Bregal Sagemount and certain executive officers of the Company. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,425,000 additional shares of common stock. The Company did not sell any shares and did not receive any of the proceeds of the offering.
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
Pursuant to a Stock Repurchase Agreement, dated as of December 7, 2020, between Open Lending and the selling stockholders, the Company repurchased from the selling stockholders an aggregate number of 1,395,089 shares of the Company’s common stock totaling $37.5 million at the same per share price paid by the underwriters to the selling stockholders in the offering. The $37.5 million stock repurchase was recorded to treasury stock at cost.
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
During the year ended December 31, 2020, the Company issued a total of 32,910,776 shares of common stock related to contingent consideration and exercised warrants, released 3,437,500 shares of common stock from lock-up restrictions, and repurchased 1,395,089 shares of common stock during its underwritten offering in December of 2020. As a result of these events, the Company’s outstanding common stock increased from 91,849,909 on the Closing Date to 126,803,096 shares, net of treasury shares, at December 31, 2020.
During the year ended December 31, 2021, the Company repurchased 612,745 shares of common stock during its underwritten public offering in April 2021 and issued 22,525 shares of common stock, net of shares withheld for taxes, related to RSUs that vested during 2021. As a result of these events, the Company’s outstanding common stock is 126,212,876 shares, net of treasury shares, at December 31, 2021.
Preferred Stock
As of December 31, 2019, Open Lending, LLC had 29,058,266 shares of no par value Series A and Series B preferred units outstanding and 21,906,852 shares of redeemable convertible Series C preferred units, all of which were convertible on a 1:1 basis with Open Lending, LLC common units. As a result of their redemption feature, the Series C preferred units were classified as temporary equity outside of Open Lending, LLC's permanent equity and valued at their redemption amount at period end, which was $304.9 million at December 31, 2019. Upon the Closing, the preferred units outstanding were converted into common stock of the Company at the exchange rate established in the Business Combination Agreement, par value $0.01 per share.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

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
The number of preferred units presented on the the Company’s consolidated balance sheets and consolidated statements of changes in stockholders’ equity (deficit) as of December 31, 2019 has been retroactively restated to reflect conversion to Open Lending Corporation’s common stock as a result of the Business Combination. The rights, preferences and privileges of both the redeemable and non-redeemable preferred units were as follows:
Voting Rights
Each holder of preferred unit was entitled to the number of votes equal to the number of common units into which each preferred unit is convertible.
Non-liquidation Distribution
The holders of preferred units were entitled to receive distributions. Such distributions are payable when and if declared by the Board of Directors. The holders of Series C Preferred Units were entitled to receive distributions prior and in preference, to any payment of any distribution to other preferred units and common units. Specifically, the holders of Series C Preferred Units were entitled to receive a preferred return equal to 2.5% per annum, accruing daily, on the Series C Contribution Amount, as defined as the “Preferred Return”, until such time as the holders of Series C Preferred Units receive Preferred Return distributions totaling an aggregate of $100 million. Distributions declared in excess of the Preferred Return for Series C preferred units would be distributed among the holder of preferred units and common units pro rata on an as-converted basis (including the Series C Preferred Units). The distributions declared and paid by the Board of Directors to the preferred unitholders in 2020 and 2019 are provided in the table below.

Distributions	Non-Redeemable Preferred Units		Redeemable Preferred Units
	Series A	Series B	Series C
	(in thousands)
For the years ended December 31,
2019	$4,813	$9,252	$11,058
2020	$18,098	$34,802	$40,689
Conversion
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The Series C Preferred Units automatically converted into common units at the then-applicable conversion price any time (1) Open Lending, LLC effected an initial public offering with aggregate proceeds of no less than $75 million and the price paid by public was no less than $4.56 per unit, or (2) upon the written election of a Series C Preferred Units majority.
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
Note 8—Share-Based Compensation
Class B Common Unit Incentive Plan (the “Class B Plan”)
Prior to the Business Combination, commencing in 2013, the Board of Managers of Open Lending, LLC approved the Class B Unit Incentive Plan (the “Class B Plan”), which was a form of long-term compensation that provided for the issuance of ownership shares to service providers for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of Open Lending, LLC. As a result of the Business Combination, the Board of Managers approved an acceleration of the awards granted in connection with the Class B Plan, to allow accelerated vesting of the units at the consummation of the Business Combination. On the date of the Closing, the Class B common units were converted into shares of Company common stock utilizing the exchange ratio established in the Business Combination Agreement, and the accelerated vesting of 571,983 awards resulted in $2.2 million of non-cash share-based compensation expense recorded to general and administrative expense during the year ended December 31, 2020.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

2020 Stock Option and Incentive Plan (the “2020 Plan”)
Prior to the Closing on June 9, 2020, Nebula’s stockholders approved the 2020 Plan. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock units and other stock or cash-based awards. The Company initially reserved 9,693,750, approximately 10% of its common stock outstanding upon the Closing, as the “Initial Limit” for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or the “Annual Increase.” This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2021, the shares available for issuance under the 2020 Plan are 14,208,723, which includes the 4% annual increase in 2021 less RSUs, PSUs and stock options granted under the 2020 Plan.
Share-based compensation expense recorded for each type of award is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Time-Based Restricted Stock Units	$1,934	$148	$—
Performance-Based Restricted Stock Units	1,122	—	—
Stock Options	759	5	—
Class B Common Units	—	2,675	1,984
Total share-based compensation expense	$3,815	$2,828	$1,984
During the years ended December 31, 2021, 2020 and 2019, share-based compensation expense was allocated to cost of services, general and administrative, selling and marketing, and research and development, generally based on the functional responsibilities of the awarded unitholders in the accompanying consolidated statements of operations and comprehensive income (loss) as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
General and administrative	$3,102	$2,578	$1,798
Selling and marketing	366	81	62
Research and development	217	46	24
Cost of services	130	123	100
Total	$3,815	$2,828	$1,984
Time-Based Restricted Stock Units
RSUs represent the right to receive shares of common stock at the end of the vesting period in an amount equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the lapse of the restriction. The fair value used to calculate share-based compensation expense of such RSUs was determined using the closing price on the date of grant applied to the total

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

number of shares that were anticipated to fully vest based on schedules as set forth in the respective award agreements, generally over four years.
The following table summarizes the RSU activity for the year end December 31, 2021:

	Time-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date
Unvested as of December 31, 2020	109,920	$28.20
Granted	153,594	38.72
Vested	(31,889)	28.20
Unvested as of December 31, 2021	231,625	$35.17
The total fair value of the RSUs that vested during 2021 was $1.1 million. There were no RSUs that vested in 2020.
Stock Options
The outstanding stock options vest, subject to the continued employment of the grantees, in equal annual installments over four years following the grant date. The contractual term for the exercisability of the stock options is ten years from the grant date.
The following table summarizes the stock option activity for the year end December 31, 2021:

	Stock Options
	Number of Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding as of December 31, 2020	199,764	$33.56
Forfeited	(5,416)	33.56
Outstanding as of December 31, 2021	194,348	$33.56	8.98
Exercisable at December 31, 2021	48,946	$33.56	8.91
The intrinsic value of stock options was $0 and $0.3 million at December 31, 2021 and 2020, respectively. There were no stock options outstanding as of December 31, 2019.
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
(a)The expected life was estimated using the “Simplified Method” which utilizes the midpoint between the vesting date and the end of the contractual term. The Company used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options.
(b)The weighted average time to vest was calculated using the “Simplified Method” by applying 25% to each vesting year.
(c)At the grant date, no dividends were expected to be paid over the contractual term of the stock options granted, based on the Company's dividend policy, resulting in the use of a zero dividend rate.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

(d)The expected volatility rate was based on the average of implied and observed historical volatility of comparable companies.
(e)The risk-free interest rate was interpolated from the five-year and seven-year Constant Maturity Treasury rate published by the United States Treasury as of the date of the grant.
Performance-Based Restricted Stock Units
PSUs were granted with a three-year performance period. The terms and conditions of the PSUs allow for vesting of the awards ranging between forfeiture and 100% of target. PSUs represent the right to receive shares of common stock at the end of the vesting period in an amount equal to the number of PSUs that vest. PSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the lapse of the restriction.
The following table summarizes the PSU activity for the year ended December 31, 2021:

	Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date
Unvested as of December 31, 2020	—	$—
Granted	99,289	33.44
Unvested as of December 31, 2021	99,289	$33.44
The following table reflects the future stock-based compensation expense to be recorded for the share-based compensation awards that were outstanding at December 31, 2021 was as follows:

	Unrecognized Expense	Weighted Average Amortization Period
	(in thousands)
Time-Based Restricted Stock Units	$6,953	3.09
Stock Options	2,252	3.00
Performance-Based Restricted Stock Units	2,220	2.00
Total unrecognized share-based compensation expense	$11,425	2.86
Note 9—Net Income (Loss) Per Share
Pursuant to the Restated and Amended Certificate of Incorporation and as a result of the reverse recapitalization, the Company has retrospectively adjusted the weighted average shares outstanding prior to June 10, 2020 to give effect to the exchange ratio used to determine the number of shares of common stock into which they were converted.
Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the year ended December 31, 2021 include unvested stock options and time-based restricted stock units. The potentially dilutive common shares during the year ended December 31, 2021 do not include performance-based restricted stock units containing unmet performance conditions. The potentially dilutive common shares are included in the calculation of diluted net income (loss) per share only when their effect is dilutive.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except shares and per share data)
Basic net income (loss) per share:
Numerator
Net income (loss)	$146,082	$(97,564)	$62,544
Preferred distribution to redeemable convertible Series C preferred units	—	(40,689)	(11,058)
Non-cash adjustments to redemption amount of the redeemable convertible Series C preferred units	—	47,537	(163,425)
Net income (loss) attributable to common stockholders	$146,082	$(90,716)	$(111,939)
Denominator
Weighted-average common shares	126,354,597	82,908,772	37,631,052
Basic net income (loss) per share attributable to common stockholders	$1.16	$(1.09)	$(2.97)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$146,082	$(90,716)	$(111,939)
Denominator
Basic weighted average common shares	126,354,597	82,908,772	37,631,052
Dilutive effect of outstanding Time-Based Restricted Stock Units	35,838	—	—
Diluted weighted average common shares	126,390,435	82,908,772	37,631,052
Diluted net income (loss) per share attributable to common stockholders	$1.16	$(1.09)	$(2.97)
The following potentially dilutive outstanding securities for the years ended December 31, 2021, 2020 and 2019 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Year Ended December 31,
	2021	2020	2019
Unvested and not exercised Stock Options	194,348	—	—
Unvested Time-Based Restricted Stock Units	150,000	—	—
Unvested Performance-Based Restricted Stock Units	99,289	—	—
Redeemable public warrants	—	836,474	—
Contingency consideration	—	3,018,699	—
Retroactively restated redeemable convertible Series C preferred units	—	6,281,025	14,278,603
Total	443,637	10,136,198	14,278,603
The Company’s pre-merger LLC membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit by using the two-class method for the year ended December 31, 2019 and determined that it resulted in values that would not be comparable to the same periods in 2021 and 2020 and therefore not meaningful to the users of these consolidated financial statements. As a result, Open Lending, LLC’s net income (loss) per share information has not been presented for any period.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Note 10—Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. In arriving at a fair value measurement, the Company uses a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. The three levels of inputs used to establish fair value are the following:
•    Level 1 — Quoted prices in active markets for identical assets or liabilities;
•    Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•    Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Fair Value Hierarchy
The following table presents the placement in the fair value hierarchy of the Company’s debt, net of deferred financing costs at December 31, 2021 and 2020:

	Carrying value	Fair value measurement at December 31, 2021
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$146,260	$—	$146,260	$—
Total	$146,260	$—	$146,260	$—

	Carrying value	Fair value measurement at December 31, 2020
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$157,747	$—	$157,747	$—
Total	$157,747	$—	$157,747	$—
The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate that is tied to the current LIBOR plus an applicable spread. The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the years ended December 31, 2021 and 2020.
The Company does not have any long-lived asset which is being measured at fair value on a recurring basis.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Note 11—Commitments and Contingencies
The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluates whether the lease is an operating lease or a finance lease at the commencement date. The Company recognizes ROU lease assets and lease liabilities for operating and finance leases with initial terms greater than 12 months. Lease liabilities are calculated as the present value of fixed payments not yet paid at the measurement date and variable lease payments which are not based on an index or a rate, such as common area maintenance fees, taxes and insurance, are expensed as incurred. ROU assets represent the Company’s right to use an asset for the lease term, while lease liabilities represent the Company’s obligation to make lease payments. The ROU assets for operating and finance leases and liabilities are recognized based on the present value of fixed lease payments over the lease term at the lease commencement date. Since the interest rate implicit in the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate, which is estimated as the interest rate paid to borrow on a collateralized basis over a similar term, to determine the present value of lease payments.
Operating lease ROU assets are recognized net of any lease prepayments and incentives. Operating lease expense is recognized on a straight-line basis over the lease term.
The Company has one real estate lease associated with its corporate headquarters which commenced on September 1, 2020. The lease agreement provides a 60 month lease term extension option which the Company is not reasonably certain to exercise as of December 31, 2021. The lease agreement has lease and non-lease components that are accounted for as a single lease component.
For the years ended December 31, 2021 and 2020, the Company recorded the following lease expenses:

	Year Ended December 31,
	2021	2020
	(in thousands)
Operating lease expense	$953	$640
Variable lease payment	455	289
Total lease expense	$1,408	$929
Additional information related to the operating lease for the period the Company adopted ASC 842 is as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Operating cash outflows from operating leases	$774	$828
Operating lease ROU assets obtained in exchange for new lease liabilities	—	5,362

Weighted-average remaining lease term – operating lease (in years)	7.08	8.08
Weighted-average discount rate – operating lease	7.72%	7.72%
The balance of the Company’s operating lease ROU asset and operating lease liability is summarized below. The current and non-current lease liabilities are reflected in other current liabilities and non-current operating lease liabilities, respectively, on the Company’s consolidated balance sheets:

	December 31, 2021	December 31, 2020
	(in thousands)
Operating lease right-of-use asset	$5,911	$5,911
Accumulated amortization	(722)	(178)
Operating lease right-of-use assets, net	$5,189	$5,733

Current operating lease liability	$495	$364
Non-current operating lease liability	4,643	5,138
Total operating lease liability	$5,138	$5,502

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The maturity of the Company’s lease liability is as follows:

At December 31, 2021
(in thousands)
2022	$869
2023	894
2024	920
2025	945
2026	970
Thereafter	2,103
Total undiscounted liabilities	6,701
Less: Interest	1,563
Present value of lease liabilities	$5,138
Contingencies
As of December 31, 2021, the Company is not involved in any claim, proceeding or litigation which may be deemed to have a material adverse effect on the Company’s consolidated financial statements taken as a whole.
Note 12—Related Party Transactions
Pursuant to a Stock Repurchase Agreement, dated as of March 29, 2021, between Open Lending and the selling stockholders, the Company repurchased from the selling stockholders on April 6, 2021 an aggregate number of 612,745 shares of its common stock totaling $20.0 million at the same per share price paid by the underwriters to the selling stockholders in the offering. The $20.0 million stock repurchase was recorded in treasury stock at cost in April of 2021.
During the year ended December 31, 2021, the Company made cash payments to certain related parties totaling $18.5 million in connection with the early termination and settlement of the TRA, as discussed in Note 15—Tax Receivable Agreement.
Pursuant to a Stock Repurchase Agreement, dated as of December 7, 2020, between Open Lending and the selling stockholders, as part of the underwritten public offering as described above, the Company repurchased from the selling stockholders an aggregate number of 1,395,089 shares of the Company’s common stock totaling $37.5 million, at the same per share price paid by the underwriters to the selling stockholders in the offering.
On March 25, 2020, Ross Jessup, the CEO, borrowed $6.0 million from Open Lending, LLC in accordance with the promissory note in place and the loan was paid in full by Mr. Jessup on March 30, 2020, with proceeds received as result of the non-liquidating distribution paid by Open Lending, LLC to its members.
Note 13—Retirement Plan
The Company has a 401(k)-profit sharing plan (the “401(k) Plan”) for the benefit of all employees who have attained the age of 21 years old and have completed 60 days of service. Eligible employees may contribute to the 401(k) Plan subject to certain limitations. Under the provisions of the 401(k) Plan, the Company will make a safe harbor non-elective contribution equal to 3% of each participant’s compensation and may make discretionary matching contributions, as well as profit sharing contributions, as determined by management. The Company made profit sharing contributions of $33.6 thousand in 2019. There were no such contributions made in 2021 and 2020. The Company made safe harbor non-elective contributions of $0.5 million, $0.4 million and $0.3 million to the 401(k) Plan during the years ended December 31, 2021, 2020 and 2019, respectively.
Note 14—Income Taxes
During the years ended December 31, 2021, 2020 and 2019, the Company recognized income tax expense (benefit) of $45.1 million, $6.6 million and $(30.0) thousand resulting in effective tax rates of 23.6%, (7.2)% and (0.1)%, respectively. The Company’s income tax expense for the years ended December 31, 2021 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the impact of state income taxes and the gain associated with the extinguishment of the TRA liability. The Company’s income tax expense for the year ended December 31, 2020 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the impact of the change in fair value

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

of the carrying amount of the contingent consideration being recorded in the Company’s statements of operations and comprehensive income (loss). The Company’s income tax expense for the year ended December 31, 2019 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the flow-thru entity structure prior to the Business Combination.
Net deferred tax assets totaling $89.9 million were recorded as of June 10, 2020 in relation to the Business Combination, of which $88.1 million was recorded to the tax receivable agreement liability on the Company’s consolidated balance sheets to reflect the Company’s estimated liability associated with the TRA, dated June 10, 2020, by and among Nebula, the Blocker, Blocker’s sole shareholder, and Open Lending, LLC and the excess amount of $1.9 million was recorded to additional paid-in capital. The liability for the TRA and related deferred tax assets were $92.4 million and $104.9 million, respectively, as of December 31, 2020. As of December 31, 2021, the Company’s TRA liability has been settled as described in Note 15—Tax Receivable Agreement.
The components of the Company’s income tax expense (benefit) attributable to operations are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current tax expense (benefit)
Federal	$19,537	$1,234	$—
State	5,494	605	(30)
Deferred tax expense (benefit)
Federal	16,098	7,463	—
State	3,957	(2,729)	—
Income tax expense (benefit)	$45,086	$6,573	$(30)

The Company’s income tax expense (benefit) attributable to operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate to income before taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax at the statutory rate	21.0%	21.0%	21.0%
State income taxes	3.7%	1.9%	(0.1)%
Income not subject to federal taxes	—%	—%	(21.0)%
Gain on extinguishment of TRA	(1.0)%	—%	—%
Contingent consideration	—%	(30.5)%	—%
Other	(0.1)%	0.4%	—%
Income tax expense (benefit) effective rate	23.6%	(7.2)%	(0.1)%

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Deferred tax assets
Amortizable intangible assets	$88,705	$103,247
Operating lease liability	1,313	1,394
Accrued expenses	307	190
Property and equipment	—	24
Other	131	56
Total deferred tax assets	$90,456	$104,911
Deferred tax liabilities
Contract assets	(22,923)	(18,218)
Operating lease asset	(1,326)	(1,453)
Property and equipment	(694)	—
Other	(10)	(22)
Total deferred tax liabilities	$(24,953)	$(19,693)
Deferred tax asset, net	$65,503	$85,218

*Certain prior year deferred tax component amounts have been reclassified to conform to the current year presentation.
As of December 31, 2021, the Company has assessed whether it is more likely than not that the Company’s deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of December 31, 2021.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), an economic stimulus package in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions intended to provide relief to taxpayers, most substantial of which relate to temporary net operating loss (“NOL”) carryback periods, temporary reductions in the limitation of business interest expense deductions, employee retention tax credits, and payroll tax relief, among other changes. As of December 31, 2021, the Company expects to benefit from the five-year NOL carryback provisions. The Company will carryback $7.8 million gross Federal NOL generated in the short tax period before the Business Combination of which $5.5 million of the total Federal NOL will be carried back to years when the tax rate was 34%. These expected tax benefits have been accounted for as direct entries to stockholders’ equity as they relate to transaction costs from the Company’s recapitalization transactions.
The Company has evaluated the aggregate exposure for uncertain tax positions for all open tax years and concluded that the Company and its predecessor have no material uncertain tax positions as of December 31, 2021 or for any open tax years. When applicable, tax penalties and interest are recognized within general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The Company has not recorded any penalties or interest related to uncertain tax positions as of December 31, 2021 or for any open tax years.
The Company files federal and state income tax returns and some of these returns remain open for examination. The Company’s earliest open years in its key jurisdictions are as follows:

U.S. Federal	2016
State of Illinois	2020
State of New York	2017
State of Texas	2016

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Note 15—Tax Receivable Agreement
In connection with the Business Combination, the Company entered into the TRA. The TRA generally provides for the payment by the Company to the Open Lending LLC unitholders and Blocker’s sole shareholder (the “TRA holders”), as applicable, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing as a result of: (i) certain tax attributes of Blocker and/or Open Lending, LLC that existed prior to the Business Combination and were attributable to the Blocker; (ii) certain increases in the tax basis of Open Lending, LLC’s assets resulting from the Transactions; (iii) imputed interest deemed to be paid by the Company as a result of payments the Company makes under the TRA; and (iv) certain increases in tax basis resulting from payments the Company makes under the TRA. The Company would retain the benefit of the remaining 15% of these cash savings. The liability for the TRA was $92.4 million as of December 31, 2020, which is shown as tax receivable agreement liability on the Company’s consolidated balance sheets. For the year ending December 31, 2020, other income (expense) includes a $(4.3) million non-cash charge related to a change in the measurement of the Company’s TRA liability as a result of changes in its blended state tax rate.
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
On April 12, 2021, an independent committee of disinterested members of the Board of Directors approved the Company’s decision to exercise the Early Termination Right. With the early settlement of the TRA, the Company recognized a gain of $55.4 million, which is included in gain on extinguishment of tax receivable agreement on the Company’s consolidated statements of operations and comprehensive income (loss).