Form 10-Q
period 2022-03-31
Open Lending Corp
filed 2022-05-06
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2022, the registrant had 126,217,955 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	March 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$147,404	$116,454
Restricted cash	3,031	3,055
Accounts receivable, net	8,060	6,525
Current contract assets, net	58,265	70,542
Income tax receivable	2,090	1,345
Other current assets	1,749	4,873
Total current assets	220,599	202,794
Property and equipment, net	2,792	2,663
Operating lease right-of-use assets, net	5,048	5,189
Non-current contract assets, net	49,187	42,414
Deferred tax asset, net	64,949	65,503
Other non-current assets	157	262
Total assets	$342,732	$318,825
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$195	$1,285
Accrued expenses	5,510	3,984
Current portion of debt	3,125	3,125
Third-party claims administration liability	3,029	3,050
Other current liabilities	550	621
Total current liabilities	12,409	12,065
Long-term debt, net of deferred financing costs	142,437	143,135
Non-current operating lease liabilities	4,508	4,643
Total liabilities	$159,354	$159,843
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 126,217,955 shares outstanding as of March 31, 2022 and 128,198,185 shares issued and 126,212,876 shares outstanding as of December 31, 2021	1,282	1,282
Additional paid-in capital	498,057	496,983
Accumulated deficit	(259,285)	(282,439)
Treasury stock at cost, 1,980,230 shares at March 31, 2022 and 1,985,309 at December 31, 2021, respectively	(56,676)	(56,844)
Total stockholders’ equity	183,378	158,982
Total liabilities and stockholders’ equity	$342,732	$318,825
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Profit share	$28,310	$27,730
Program fees	19,726	14,911
Claims administration and other service fees	2,032	1,367
Total revenue	50,068	44,008
Cost of services	4,788	3,362
Gross profit	45,280	40,646
Operating expenses
General and administrative	7,482	8,212
Selling and marketing	3,733	2,397
Research and development	1,823	591
Total operating expenses	13,038	11,200
Operating income	32,242	29,446
Interest expense	(803)	(3,289)
Interest income	25	84
Loss on extinguishment of debt	—	(8,778)
Other expense	—	(131)
Income before income taxes	31,464	17,332
Income tax expense	8,310	4,470
Net income	$23,154	$12,862
Net income per common share
Basic	$0.18	$0.10
Diluted	$0.18	$0.10
Weighted average common shares outstanding
Basic	126,215,698	126,803,096
Diluted	126,216,197	126,837,832
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands, except share and unit data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2021	128,198,185	$1,282	$496,983	$(282,439)	(1,985,309)	$(56,844)	$158,982
Share-based compensation	—	—	1,281	—	—	—	1,281
Restricted stock units issued, net of shares withheld for taxes	—	—	(207)	—	5,079	168	(39)
Net income	—	—	—	23,154	—	—	23,154
Balance as of March 31, 2022	128,198,185	$1,282	$498,057	$(259,285)	(1,980,230)	$(56,676)	$183,378

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2020	128,198,185	$1,282	$491,246	$(428,406)	(1,395,089)	$(37,500)	$26,622
Share-based compensation	—	—	701	—	—	—	701
Net income	—	—	—	12,862	—	—	12,862
Balance as of March 31, 2021	128,198,185	$1,282	$491,947	$(415,544)	(1,395,089)	$(37,500)	$40,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$23,154	$12,862
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	1,281	701
Depreciation and amortization	304	388
Non-cash operating lease cost	141	134
Loss on extinguishment of debt	—	8,778
Deferred income taxes	554	1,330
Changes in assets & liabilities:
Accounts receivable, net	(1,535)	(2,451)
Contract assets, net	5,504	(7,876)
Other current and non-current assets	3,066	1,979
Accounts payable	(1,090)	(611)
Accrued expenses	1,526	478
Income tax payable/receivable	(745)	3,151
Operating lease liabilities	(119)	(140)
Third-party claims administration liability	(21)	62
Other current and non-current liabilities	(88)	50
Net cash provided by operating activities	31,932	18,835
Cash flows from investing activities
Purchase of property and equipment	(186)	(3)
Net cash used in investing activities	(186)	(3)
Cash flows from financing activities
Proceeds from term loans	—	125,000
Proceeds from revolving facility	—	50,000
Payments on term loans	(781)	(166,847)
Payment of deferred financing costs	—	(1,491)
Shares withheld for taxes for restricted stock units	(39)	—
Net cash (used in) provided by financing activities	(820)	6,662
Net change in cash and cash equivalents and restricted cash	30,926	25,494
Cash and cash equivalents and restricted cash at the beginning of the period	119,509	104,148
Cash and cash equivalents and restricted cash at the end of the period	$150,435	$129,642
Supplemental disclosure of cash flow information:
Interest paid	$721	$2,722
Income tax paid (refunded), net	8,501	(16)
Non-cash investing and financing:
Internally developed software costs accrued but not paid	—	463
Deferred financing costs accrued but not paid	—	178
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Description of Business, Background and Nature of Operations
Open Lending Corporation (either individually or together with its subsidiaries, as the context requires, the “Company”), headquartered in Austin, Texas, provides loan analytics, risk-based loan pricing, risk modeling, and automated decision technology for automotive lenders throughout the United States of America, which allows each lending institution to book incremental near-prime and non-prime automotive loans out of their existing business flow. The Company also operates as a third-party administrator that adjudicates insurance claims and refunds on those automotive loans.
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
The Company has evaluated how it is organized and managed and has identified only one operating segment. All of the Company’s operations and assets are in the U.S., and all of its revenues are attributable to U.S. customers.
Note 2—Summary of Significant Accounting and Reporting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Open Lending and all its subsidiaries that are directly or indirectly owned or controlled by the Company. All intercompany transactions and balances have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the Company’s current presentation. Such reclassifications had no effect on the Company’s previously reported net income, earnings per share, cash flows or retained earnings.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. The Company believes the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements should be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”).
The interim data includes all adjustments that are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2022.
Concentrations of revenue and credit risks
The Company’s two largest insurance carrier partners accounted for 38% and 14% of the Company’s total revenue during the three months ended March 31, 2022 and accounted for 44% and 22% of the Company's total revenue during the three months ended March 31, 2021. In the event that one or more of the Company’s significant insurance carriers terminates their relationship with the Company, it could have a material and adverse effect on the Company’s business and, in turn, its revenue. Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, restricted cash, accounts receivable and contract assets to the extent of the amounts recorded on the balance sheets.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
At March 31, 2022, the Company had one customer that individually accounted for 10% of the Company’s accounts receivable. At December 31, 2021, the Company had two customers that each represented 10% of the Company’s accounts receivable.
The Company does not have material accounts receivable or contract asset balances that are past due and has not written off any balance in its portfolio for the periods presented. The allowance for expected credit losses on accounts receivable and contract assets receivable was less than $0.2 million at March 31, 2022 and December 31, 2021.
Use of estimates and judgments
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
In connection with profit share revenue recognition and the estimation of contract assets under Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), the Company uses forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and default severity rates. These assumptions are based on the Company’s observations of the historical behavior for loans with similar risk characteristics. The assumptions also take into consideration the forecast adjustments under various macroeconomic conditions, including the current mix of the underlying portfolio of our insurance partners. Management has accordingly adjusted these assumptions during the first three months of 2022 as a result of changes in facts and circumstances and general market conditions.
Recently issued but not yet adopted accounting pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform within Topic 848, which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. The Company will not need to consider the application of this guidance related to its credit agreements as such agreements provide for a replacement rate when LIBOR is discontinued. The Company will continue to closely monitor all potential instances of reference rate reform to determine if the adoption of ASU 2020-04 becomes necessary in the future.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3—Contract Assets
Changes in the Company’s contract assets primarily result from the timing difference between the satisfaction of its performance obligation and the customer’s payment. The Company fulfills its obligation under a contract with a customer by transferring services in exchange for consideration from the customer. The Company recognizes contract assets when it transfers services to a customer, recognizes profit share revenue, program fee revenue and claims administration services revenue (“TPA fees”) for amounts not yet billed, and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional.
For performance obligations satisfied in previous periods, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts contract assets accordingly. During the three months ended March 31, 2022 and 2021, contract asset adjustments attributable to profit share revenue forecast adjustments were $2.6 million and $5.1 million, respectively.
Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	TPA Fees	Program Fees	Total
	(in thousands)
Ending balance as of December 31, 2021	$105,486	$1,316	$6,154	$112,956
Increase of contract assets due to new business generation	25,669	2,030	19,726	47,425
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	2,641	—	—	2,641
Receivables transferred from contract assets upon billing the lending institutions	—	—	(19,800)	(19,800)
Payments received from insurance carriers	(33,831)	(1,987)	—	(35,818)
Provision for expected credit losses	43	1	4	48
Ending balance as of March 31, 2022	$100,008	$1,360	$6,084	$107,452
As of March 31, 2022 and December 31, 2021, the Company’s contract assets consisted of $58.3 million and $70.5 million, respectively, as the portion estimated to be received within one year and $49.2 million and $42.4 million, respectively, as the non-current portion to be received beyond one year.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.
Note 4—Debt
The following table provides a summary of the Company’s debt as of the periods indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Revolving Facility, matures in 2026	$25,000	$25,000
Term Loan due 2026	121,875	122,656
Less: unamortized deferred financing costs	(1,313)	(1,396)
Total debt	145,562	146,260
Less: current portion of debt	(3,125)	(3,125)
Total long-term debt, net of deferred financing costs	$142,437	$143,135

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Term Loan due 2027
On March 11, 2020, the Company entered into a credit agreement with UBS A.G. as the administrative agent and the lenders from time to time party thereto (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders thereto funded a term loan (the “Term Loan due 2027”) in a principal amount of $170.0 million bearing an interest rate per annum of LIBOR plus 6.5% (subject to a LIBOR floor of 1%), with a maturity date in March 2027. The Term Loan due 2027 was retired by the Company paying off its outstanding principal and interest with proceeds from issuance of the Term Loan due 2026 and the Revolving Facility (both as defined below) in March 2021. The transaction was deemed as a debt extinguishment under ASC Topic 405-20, “Liabilities—Extinguishments of Liabilities,” and accordingly, the Company recognized a non-cash debt extinguishment loss of $8.8 million, which was recorded under the caption loss on extinguishment of debt in the consolidated statements of operations during the three months ended March 31, 2021. The loss on debt extinguishment was calculated as the difference between the carrying amount of the debt and the price paid to retire the debt, which primarily consisted of the write-off of the unamortized deferred financing costs related to the Term Loan due 2027.
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
As of March 31, 2022, both the Term Loan due 2026 and the Revolving Facility are subject a LIBOR rate of 0.21% plus a spread of 1.75% per annum. Commitment fees were accrued at 0.200% under the Revolving Facility’s unused commitment balance of $25.0 million at March 31, 2022.
In connection with the issuance of the Term Loan due 2026 and the Revolving Facility, the Company incurred total deferred financing costs of $1.7 million, of which $1.2 million was allocated to the Term Loan due 2026 and $0.5 million was allocated to the Revolving Facility. The deferred financing costs were capitalized as a contra-liability against the principal balance of the loans and are amortized as interest expense using the effective interest method. Unamortized deferred financing costs were $1.3 million as of March 31, 2022. As of March 31, 2022, the weighted average effective interest rate on the Company’s outstanding borrowings was 2.26%.
The New Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant that are tested quarterly. The maximum total net leverage ratio is 3.5 to 1.0 for periods on or prior to December 31, 2022, and then decreases to 3.0 to 1.0 after December 31, 2022. The minimum fixed charge coverage ratio is 1.25 to 1.0. As of March 31, 2022, the Company was in compliance with all required covenants under the New Credit Agreement.
Note 5—Share-Based Compensation
2020 Stock Option and Incentive Plan (the “2020 Plan”)
The 2020 Plan, approved on June 9, 2020, provides for the grant of stock options, stock appreciation rights, restricted stock units and other stock or cash-based awards. The Company initially reserved 9,693,750 shares, approximately 10% of the number of shares of its common stock outstanding upon the Closing Date, as the “Initial Limit” for the issuance of awards under the 2020 Plan. The 2020 Plan provides that beginning on January 1, 2021, the number of shares reserved and available for issuance under the plan will automatically increase each January 1st by 4% of the outstanding number of shares of the

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company’s common stock on the immediately preceding December 31st, or the “Annual Increase.” This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2022, there were 19,029,306 shares reserved and available for issuance under the 2020 Plan, which includes the 4% annual increase in 2022 less restricted stock units, performance stock units and stock options granted under the 2020 Plan.
Share-based compensation expense recorded for each type of award is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Time-Based Restricted Stock Units	$907	$233
Performance-Based Restricted Stock Units	206	277
Stock Options	168	191
Total share-based compensation expense	$1,281	$701
During the three months ended March 31, 2022 and 2021, share-based compensation expense was allocated to cost of services, general and administrative, selling and marketing, and research and development, generally based on the functional responsibilities of the award recipient in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
General and administrative	$922	$554
Selling and marketing	180	91
Research and development	95	28
Cost of services	84	28
Total	$1,281	$701
The following table provides information related to the Company’s share-based compensation award activity for the three months ended March 31, 2022:

	Time-Based Restricted Stock Units		Stock Options		Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value at Grant Date
Outstanding as of December 31, 2021	231,625	$35.17	194,348	$33.56	99,289	$33.44
Granted	259,069	22.49	—	—	—	—
Vested	(7,214)	28.20	—	—	—	—
Forfeited or expired	(20,455)	23.42	(5,808)	33.56	(4,874)	33.44
Outstanding as of March 31, 2022	463,025	$28.71	188,540	$33.56	94,415	$33.44

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table reflects the future share-based compensation expense for the outstanding awards at March 31, 2022:

	Unrecognized Share-based Compensation Expense	Weighted Average Amortization Period
	(in thousands)
Time-Based Restricted Stock Units	$11,395	3.27 years
Stock Options	1,991	2.75 years
Performance-Based Restricted Stock Units	1,850	1.75 years
Total unrecognized share-based compensation expense	$15,236	3.02 years
Note 6—Net Income per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the three months ended March 31, 2022 and 2021 were time-based restricted stock units. The potentially dilutive common shares during the same periods did not include unvested stock options and performance-based restricted stock units containing unmet performance conditions. The potentially dilutive common shares are included in the calculation of diluted net income per share only when their effect is dilutive.

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except shares and per share data)
Basic net income per share:
Numerator
Net income attributable to common stockholders	$23,154	$12,862
Denominator
Weighted average common shares	126,215,698	126,803,096
Basic net income per share attributable to common stockholders	$0.18	$0.10

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$23,154	$12,862
Denominator
Basic weighted average common shares	126,215,698	126,803,096
Dilutive effect of outstanding Time-Based Restricted Stock Units	499	34,736
Diluted weighted average common shares	126,216,197	126,837,832
Diluted net income per share attributable to common stockholders	$0.18	$0.10
The following potentially dilutive outstanding securities as of March 31, 2022 and 2021 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the periods:

	Three Months Ended March 31,
	2022	2021
Unvested and not exercised Stock Options	188,540	199,764
Unvested Time-Based Restricted Stock Units	459,431	—
Unvested Performance-Based Restricted Stock Units	94,415	99,289
Total	742,386	299,053

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pursuant to a Stock Repurchase Agreement, dated as of March 29, 2021, between Open Lending and the selling stockholders named therein, the Company repurchased from the selling stockholders on April 6, 2021 an aggregate of 612,745 shares of common stock. The repurchased shares were recorded as treasury stock in April 2021. The repurchase would have changed the number of common shares or potential common shares outstanding at the end of the current reporting period if the transaction had occurred before March 31, 2021.
Note 7—Fair Value of Financial Instruments
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
Fair Value Hierarchy
The following table presents the placement in the fair value hierarchy of the Company’s debt, net of deferred financing costs at March 31, 2022 and December 31, 2021:

	Carrying value	Fair value measurement at March 31, 2022
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$145,562	$—	$145,562	$—
Total	$145,562	$—	$145,562	$—

	Carrying value	Fair value measurement at December 31, 2021
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$146,260	$—	$146,260	$—
Total	$146,260	$—	$146,260	$—

The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate that is tied to the current LIBOR plus an applicable spread. The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended March 31, 2022 and December 31, 2021.
The Company does not have any long-lived asset which is being measured at fair value on a recurring basis.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8—Income Taxes
During the three months ended March 31, 2022 and 2021, the Company recognized income tax expense of $8.3 million and $4.5 million, respectively, resulting in effective tax rates of 26.5% and 25.8%, respectively. The Company’s income tax expense for the three months ended March 31, 2022 and March 31, 2021 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to state income tax expenses and the officer’s compensation limitation under Section 162m.
As of March 31, 2022, the Company has assessed whether it is more likely than not that the Company’s deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of March 31, 2022.
The Company has evaluated the aggregate exposure for uncertain tax positions for all open tax years and concluded that the Company and its predecessor have no material uncertain tax positions as of March 31, 2022 or for any open tax years. When applicable, tax penalties and interest are recognized within general and administrative expenses in the condensed consolidated statements of operations. The Company has not recorded any penalties or interest related to uncertain tax positions as of March 31, 2022 or for any open tax years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Open Lending Corporation’s condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q and our Annual Report. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to mean the business and operations of Open Lending Corporation, and its condensed consolidated subsidiaries.

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
•the growth in loan volume from our top ten automotive lenders relative to that of other automotive lenders, and associated concentration of risks;
•the costs of services in absolute dollars and as a percentage of revenue;
•general and administrative expenses in absolute dollars and as a percentage of revenue;
•selling and marketing expenses in absolute dollars and as a percentage of revenue;
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
•expenses associated with our growth as a result of demands on our operational, marketing, compliance and accounting infrastructure;
•regulatory agreements between us and state agencies regarding issues including automotive lender conduct and oversight and loan pricing;
•changes in applicable laws or regulations;
•applicable taxes, inflation, supply chain disruptions, including global hostilities and responses thereto, interest rates and the regulatory environment; and
•the effects of the ongoing COVID-19 pandemic on our business.
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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.

Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks and Original Equipment Manufacturers. Our clients, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $14.7 billion in automotive loans, accumulating over 20 years of proprietary data and developing over two million unique risk profiles. We currently cater to 411 active automotive lenders.
We specialize in risk-based pricing and modeling and provide automated decision-technology for automotive lenders throughout the U.S. We believe that we address the financing needs of near-prime and non-prime borrowers, or borrowers with a credit bureau score between 560 and 699, who are underserved in the automotive finance industry. Traditional lenders focus on prime borrowers, where an efficient market has developed with interest rate competition that benefits borrowers. Independent finance companies focus on sub-prime borrowers. Borrowers that utilize the near-prime and non-prime automotive lending market have fewer lenders focused on loans with longer terms or higher advance rates. As a result, many near-prime and non-prime borrowers turn to sub-prime lenders, resulting in higher interest rate loan offerings than such borrower’s credit profile often merits or warrants. We seek to make this market more competitive, resulting in more attractive loan terms.
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
We believe that our market opportunity is significant. The near-prime and non-prime automotive loan market is estimated at $250 billion annually. We are currently serving less than 2% of this market, providing a significant growth opportunity.
Executive Overview
We facilitate certified loans and have achieved financial success by increasing our penetration of the near-prime and non-prime automotive loan market while diversifying our customer base and refining our data analysis capabilities.
We facilitated 43,944 certified loans during the three months ended March 31, 2022, as compared to 33,318 certified loans during the three months ended March 31, 2021.
Total revenue was $50.1 million for the three months ended March 31, 2022, as compared to $44.0 million during the three months ended March 31, 2021.
Operating income was $32.2 million for the three months ended March 31, 2022, as compared to $29.4 million in the three months ended March 31, 2021.
Net income was $23.2 million for the three months ended March 31, 2022, as compared to net income of $12.9 million for the three months ended March 31, 2021.
Adjusted EBITDA was $33.8 million for the three months ended March 31, 2022, as compared to $30.3 million during the three months ended March 31, 2021. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”

Highlights
The table below summarizes the insured loans facilitated and the number of contracts signed with automotive lenders for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Value of insured loans facilitated (in thousands)	$1,182,567	$780,341
Average loan size per certified loan	$26,911	$23,421
Number of contracts signed with automotive lenders	18	14
Key Performance Measures
We review several key performance measures, discussed below, to evaluate business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to our investors and counterparties because such metrics are used to measure and model the performance of companies such as ours, with recurring revenue streams.
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
Insurers’ Earned Premium
We define “insurers’ earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $59.5 million and $46.7 million, respectively, for the three months ended March 31, 2022 and 2021, respectively.
Recent Developments
Product Update
As part of our ongoing efforts to provide our customers enhanced technology and underwriting decisioning, we routinely evaluate program and system updates to LPP. As a result of these efforts, we have completed the following product updates to LPP in the first quarter of 2022:
•84 month term limits for all channels of business for approved vehicles; and
•increased maximum front-end loan amounts for all channels.
Customer rollout of these updates has been initiated and will continue into the second quarter of 2022. These recent updates will provide our lenders with expanded lending opportunities beyond LPP product parameters previously in place.
Fourth Insurance Carrier Partner
On May 2, 2022, we signed a program management agreement with a fourth insurance carrier partner, Arch Specialty Insurance Company, a part of Arch Capital Group Ltd., who will act as an additional provider of credit default insurance policies for LPP, from which we can earn profit share revenue and claims administration fees.

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
Key factors affecting our operating results include the following:
Growth in the Number of Financial Institutions
The growth trend in active automotive lenders using LPP is a critical factor directly affecting revenue and financial results. It influences the number of loans funded on LPP and, therefore, the fees that we earn and the cost of the services that we provide. Growth in our active automotive lender relationships will depend on our ability to retain existing automotive lenders, add new automotive lenders and expand to new goods and services specific to our industry.
Competition
We face competition to acquire and maintain automotive lenders as customers, as well as competition to facilitate the funding of near-prime and non-prime auto loans. For LPP, which combines lending enablement, risk analytics, near-prime and non-prime auto loan performance data, real-time loan decisioning, risk-based pricing and auto loan default insurance, we do not believe there are any direct competitors. The emergence of direct competitors, providing risk, analytics and loss mitigation, which are core elements of our business, could materially impact our ability to acquire and maintain automotive lender customers. The near-prime and non-prime lending market is highly fragmented and competitive. We face competition from a diverse landscape of consumer lenders, including traditional banks and credit unions, as well as alternative technology-enabled lenders. The emergence of other insurers, in competition with our insurers, could materially impact our business.
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
Concentration
Our two largest insurance carrier partners accounted for 38% and 14% of our total revenue during the three months ended March 31, 2022 and accounted for 44% and 22% of our total revenue during the three months ended March 31, 2021. Termination or disruption of these relationships could materially and adversely impact our revenue.
Components of Results of Operations
Total Revenues
Our revenue is generated through three streams: (i) profit share, (ii) program fees paid to us by lenders and (iii) claims administration service fees paid to us by insurance partners.
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
Program fees. Program fees are paid by automotive lenders for the use of LPP, which provides loan analytics solutions and automated issuance of credit default insurance with third-party insurance providers. These fees are based on a percentage of each certified loan’s original principal balance and are recognized as revenue upfront upon receipt of the loan by the consumer. The fee percentage rate varies by type of loan. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts to the lender with fees generally capped at $600 per loan. This cap may vary for certain large volume lenders. For monthly pay loans, the fee paid by the lender is a flat 3% of the total amount of the loan and is not capped.
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
Loss on extinguishment of debt. Loss on extinguishment of debt primarily reflects unamortized deferred financing costs, which were written off in connection with the refinancing of our Term Loan due 2027 on March 19, 2021.

Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	% Change
	($ in thousands)
Revenue
Profit share	$28,310	$27,730	2%
Program fees	19,726	14,911	32%
Claims administration and other service fees	2,032	1,367	49%
Total revenue	50,068	44,008	14%
Cost of services	4,788	3,362	42%
Gross profit	45,280	40,646	11%
Operating expenses
General and administrative	7,482	8,212	(9)%
Selling and marketing	3,733	2,397	56%
Research and development	1,823	591	208%
Total operating expenses	13,038	11,200	16%
Operating income	32,242	29,446	9%
Interest expense	(803)	(3,289)	(76)%
Interest income	25	84	(70)%
Loss on extinguishment of debt	—	(8,778)	100%
Other expense	—	(131)	100%
Income before income taxes	31,464	17,332	82%
Income tax expense	8,310	4,470	86%
Net income	$23,154	$12,862	80%
Key Performance Measures
The following table sets forth key performance measures for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	% Change

Certified loans	43,944	33,318	32%
Single-pay	39,561	28,942	37%
Monthly-pay	4,383	4,376	—%
Average program fees	$449	$448	—%
Single-pay	$420	$418	—%
Monthly-pay	$714	$648	10%

Comparison of Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Profit share
New certified loan originations	$25,669	$22,656
Change in estimated future revenues	2,641	5,074
Total profit share	28,310	27,730

Program fees	19,726	14,911

Claims administration and other service fees	2,032	1,367
Total revenue	$50,068	$44,008

Total revenue increased by $6.1 million, or 14%, for the three months ended March 31, 2022, as compared to the same period in 2021, driven by an increase in anticipated profit share, program fees and claims administration and other service fee revenues on new originations and the change in estimated future revenues on historical vintages. As the loan default rate and severity of losses continued to be lower than anticipated during the three months ended March 31, 2022, our estimated profit share on historic business increased.
Profit share revenue increased by $0.6 million, or 2%, during the three months ended March 31, 2022, as compared to the same period in 2021. During the three months ended March 31, 2022, we recorded $25.7 million in anticipated profit share associated with 43,944 new certified loans for an average of $584 per loan as compared to $22.7 million in anticipated profit share associated with 33,318 certified loans for an average of $680 per loan during the three months ended March 31, 2021. In addition, during the three months ended March 31, 2022 we recorded $2.6 million in estimated future profit share on business in historic vintages, as compared to $5.1 million in estimated future profit share on historic vintages during the three months ended March 31, 2021.
Program fees revenue increased by $4.8 million, or 32%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase was driven by a 32% increase in certified loan volumes as compared to the prior year period.
Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ annual earned premium, increased by $0.7 million, or 49%, for the three months ended March 31, 2022 as compared to the same period in the prior year, due to a 28% increase in total earned premiums and a 32% increase in new loan certifications.
Cost of Services, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Total revenue	$50,068	$44,008
Cost of services	4,788	3,362
Gross profit	$45,280	$40,646
Gross margin	90%	92%
Gross profit increased by $4.6 million, or 11%, during the three months ended March 31, 2022, as compared to the same period in 2021, driven by an increase in anticipated profit share, program fees and claims administration and other service fees revenues on new originations and change in estimated future revenues based on historical vintages as discussed above.

Operating Expenses, Operating Income and Operating Margin

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Total revenue	$50,068	$44,008
Gross profit	45,280	40,646
Operating expenses
General and administrative	7,482	8,212
Selling and marketing	3,733	2,397
Research and development	1,823	591
Total operating expenses	13,038	11,200
Operating income	$32,242	$29,446
Operating margin	64%	67%
General and administrative expenses decreased by $0.7 million, or 9%, during the three months ended March 31, 2022, as compared to the same period last year, driven primarily by a decrease in professional and consulting fees, partially offset by increases in employee compensation and benefits as well as travel expenses.
Selling and marketing expenses increased by $1.3 million, or 56%, during the three months ended March 31, 2022 as compared to the prior year period, primarily due to an increase in employee compensation and commissions costs, driven by both increased headcounts in sales and account management as well as increased sales.
Research and development expenses increased by $1.2 million, or 208%, during the three months ended March 31, 2022, as compared to the same period in the prior year, due to increases in headcount and software development costs.
Operating income for the three months ended March 31, 2022 increased by $2.8 million, or 9%, as compared to the prior year period, driven by increases in program fees and anticipated profit share from new originations and estimated future underwriting profits on historic business.
Interest Expense
During the three months ended March 31, 2022 and 2021, interest expense was $0.8 million and $3.3 million, respectively. Interest expense decreased $2.5 million or 76% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, as a result of lower borrowing costs and lower outstanding debt balances during 2022.
Income Taxes
During the three months ended March 31, 2022 and 2021, we recognized income tax expense of $8.3 million and $4.5 million, respectively. The effective tax rate for the three months ended March 31, 2022 was 26.5%, as compared to an effective tax rate of 25.8% for the three months ended March 31, 2021. Income tax expense increased $3.8 million or 86% during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily as a result of the 82% increase in income before income taxes as well as the increase in the effective tax rate.
Liquidity and Capital Resources
Cash Flow and Liquidity Analysis
We assess liquidity primarily in terms of our ability to generate cash to fund operating and investing activities. A significant portion of our cash from operating activities is derived from our profit share arrangements with our insurance partners, which are subject to judgments and assumptions and is, therefore, subject to variability. We believe that our existing cash resources and revolving credit facility will provide sufficient liquidity to fund our near-term working capital needs. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. Refer to “Critical Accounting Policies and Estimates” in this Quarterly Report on Form 10-Q and our Annual Report for a full description of the related estimates, assumptions, and judgments.
Based on our assessment of the underlying provisions and circumstances of our contractual obligations, other than the risks that we and other similarly situated companies face with respect to the condition of the capital markets (as described in “Risk

Factors” in our Annual Report), there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.
The following table provides a summary of cash flow data:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$31,932	$18,835
Net cash used in investing activities	(186)	(3)
Net cash (used in) provided by financing activities	(820)	6,662
Cash Flows from Operating Activities
Our cash flows provided by operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the non-cash adjustments in the operating activities in the statement of cash flows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$23,154	$12,862
Deferred income taxes and other non-cash expenses	2,280	2,553
Non-cash losses	—	8,778
Change in contract assets	5,504	(7,876)
Change in other assets and liabilities	994	2,518
Net cash provided by operating activities	$31,932	$18,835
Net cash provided by operating activities for the three months ended March 31, 2022 is primarily attributable to operating income reduced by the net change in contract assets and other assets and liabilities. The increase in net cash provided by operating activities of $13.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily attributable to higher profit share payments from insurance carriers and increased cash inflows from program fees related to increased certified loan volume.
Cash Flows from Investing Activities
For the three months ended March 31, 2022 and 2021, net cash used in investing activities was $(0.2) million and essentially break-even, respectively. For the three months ended March 31, 2022, the investments primarily related to computer software developed for internal use. For the three months ended March 31, 2021, the investments primarily consisted of purchases of furniture and equipment.
Cash Flows from Financing Activities
Our cash flows used in and provided by financing activities primarily consist of payments of debt, deferred financing costs and proceeds from debt.
For the three months ended March 31, 2022, net cash used in financing activities was $(0.8) million and is primarily related to a principal payment of our Term Loan due 2026.
For the three months ended March 31, 2021, net cash provided by financing activities was $6.7 million. The cash inflow includes $175.0 million in proceeds associated with our New Credit Agreement entered into on March 19, 2021 which refinanced our existing debt, less $1.5 million in deferred financing costs associated with this facility. This was partially offset by a $166.8 million payment in full of the Term Loan due 2027.

Debt
As of March 31, 2022, we had outstanding amounts of $121.9 million related to the Term Loan due 2026 and $25.0 million related to the Revolving Facility under the New Credit Agreement that we entered into on March 19, 2021, proceeds from which were used primarily to pay the Term Loan due 2027 in full and provide cash for general corporate purposes.
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
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by management to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. In addition, these measures provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income excluding interest expense, income taxes, depreciation and amortization expense, share-based compensation expense and loss on extinguishment of debt. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.
The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$23,154	$12,862
Non-GAAP adjustments:
Interest expense	803	3,289
Income tax expense	8,310	4,470
Depreciation and amortization expense	221	193
Share-based compensation	1,281	701
Loss on extinguishment of debt	—	8,778
Total adjustments	10,615	17,431
Adjusted EBITDA	33,769	30,293
Total revenue	$50,068	$44,008
Adjusted EBITDA margin	67%	69%
For the three months ended March 31, 2022, Adjusted EBITDA increased by $3.5 million, or 11%, as compared to the three months ended March 31, 2021. Adjusted EBITDA margin for the three months ended March 31, 2022 decreased to 67% as compared to 69% in the three months ended March 31, 2021. The increase in Adjusted EBITDA during the three months ended March 31, 2022 reflects our revenue growth, partially offset by an increase in the cost of services and operating expenses during the current quarter.
Critical Accounting Policies and Estimates
There have not been any material changes during the three months ended March 31, 2022 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of our critical accounting policies and estimates.

Contractual Obligations
We had no material changes in our contractual commitments and obligations during the three months ended March 31, 2022 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operations include activities in the U.S. These operations expose us to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes toward vehicle ownership. We monitor and manage these financial exposures as an integral part of our overall risk management program.
Market Risk
In the normal course of business we are exposed to market risk and have established policies designed to protect against the adverse effects of this exposure. We are exposed to risks associated with general economic conditions and the impact of the economic environment on the willingness of consumers to finance auto purchases. Consumer spending and borrowing patterns related to auto purchases are influenced by economic factors such as unemployment rates, interest rate levels, changes in monetary and related policies, market volatility, and overall consumer confidence. We also face risk from competition to acquire, maintain and develop new relationships with auto lenders as well as competition from a wide variety of auto lenders who are (or are affiliated) with financial institutions and have capacity to hold loans on their balance sheets.
Concentration Risk
We rely on our two largest insurance partners for a significant portion of our profit share and claims administration service fee revenue. Termination or disruption of this relationship could materially and adversely impact our revenue.
Interest Rate Risk
As of March 31, 2022, we had outstanding amounts of $121.9 million under the Term Loan due 2026 and $25.0 million under the Revolving Facility, both of which are scheduled to mature on March 19, 2026. Borrowings under the New Credit Facility bear interest at a rate equal to either the ABR or LIBOR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.75% to 2.50% for LIBOR loans and 0.75% to 1.50% for ABR loans. We are also charged an unused commitment fee that ranges from 0.200% to 0.275% per annum on the average daily unused portion of the Revolving Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended March 31, 2022.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
1/1/2022-1/31/2022	—	—	—	—
2/1/2022-2/28/2022	2,135	$18.06	—	—
3/1/2022-3/31/2022	—	—	—	—
Total	2,135	$18.06	—	—
(1)    Consists of shares purchased from employees in order for the employees to satisfy tax withholding obligations related to share-based awards that vested during the period.

Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101*	The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets

(ii) Condensed Consolidated Statement of Operations

(iii) Condensed Consolidated Statements of Stockholder’s Equity

(iv) Condensed Consolidated Statements of Cash Flows

(v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN LENDING CORPORATION

/s/ John Flynn
John J. Flynn
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Charles Jehl
Charles D. Jehl
May 6, 2022	Chief Financial Officer (Principal Financial and Accounting Officer)