Form 10-Q
period 2022-06-30
Open Lending Corp
filed 2022-08-05
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2022, the registrant had 126,225,550 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	June 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$167,695	$116,454
Restricted cash	3,412	3,055
Accounts receivable, net	6,960	6,525
Current contract assets, net	73,338	70,542
Income tax receivable	4,309	1,345
Other current assets	3,341	4,873
Total current assets	259,055	202,794
Property and equipment, net	2,791	2,663
Operating lease right-of-use assets, net	4,904	5,189
Non-current contract assets, net	33,410	42,414
Deferred tax asset, net	66,501	65,503
Other non-current assets	152	262
Total assets	$366,813	$318,825
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$421	$1,285
Accrued expenses	6,105	3,984
Current portion of debt	3,906	3,125
Third-party claims administration liability	3,037	3,050
Other current liabilities	546	621
Total current liabilities	14,015	12,065
Long-term debt, net of deferred financing costs	140,959	143,135
Non-current operating lease liabilities	4,371	4,643
Total liabilities	$159,345	$159,843
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 126,225,550 shares outstanding as of June 30, 2022 and 128,198,185 shares issued and 126,212,876 shares outstanding as of December 31, 2021	1,282	1,282
Additional paid-in capital	498,745	496,983
Accumulated deficit	(236,159)	(282,439)
Treasury stock at cost, 1,972,635 shares at June 30, 2022 and 1,985,309 at December 31, 2021, respectively	(56,400)	(56,844)
Total stockholders’ equity	207,468	158,982
Total liabilities and stockholders’ equity	$366,813	$318,825
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Profit share	$29,157	$38,842	$57,467	$66,572
Program fees	20,731	20,597	40,457	35,508
Claims administration and other service fees	2,156	1,686	4,188	3,053
Total revenue	52,044	61,125	102,112	105,133
Cost of services	5,085	4,140	9,873	7,502
Gross profit	46,959	56,985	92,239	97,631
Operating expenses
General and administrative	7,968	8,381	15,450	16,593
Selling and marketing	3,994	2,954	7,727	5,351
Research and development	2,188	773	4,011	1,364
Total operating expenses	14,150	12,108	27,188	23,308
Operating income	32,809	44,877	65,051	74,323
Interest expense	(1,124)	(1,122)	(1,927)	(4,411)
Interest income	22	58	47	142
Gain on extinguishment of tax receivable agreement	—	55,422	—	55,422
Loss on extinguishment of debt	—	—	—	(8,778)
Other expense	—	(2)	—	(133)
Income before income taxes	31,707	99,233	63,171	116,565
Income tax expense	8,581	23,267	16,891	27,737
Net income	$23,126	$75,966	$46,280	$88,828
Net income per common share
Basic	$0.18	$0.60	$0.37	$0.70
Diluted	$0.18	$0.60	$0.37	$0.70
Weighted average common shares outstanding
Basic	126,221,689	126,230,752	126,218,710	126,515,343
Diluted	126,222,366	126,274,197	126,219,115	126,554,082
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands, except share and unit data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2021	128,198,185	$1,282	$496,983	$(282,439)	(1,985,309)	$(56,844)	$158,982
Share-based compensation	—	—	1,281	—	—	—	1,281
Restricted stock units issued, net of shares withheld for taxes	—	—	(207)	—	5,079	168	(39)
Net income	—	—	—	23,154	—	—	23,154
Balance as of March 31, 2022	128,198,185	$1,282	$498,057	$(259,285)	(1,980,230)	$(56,676)	$183,378
Share-based compensation	—	—	988	—	—	—	988
Restricted stock units issued, net of shares withheld for taxes	—	—	(300)	—	7,595	276	(24)
Net income	—	—	—	23,126	—	—	23,126
Balance as of June 30, 2022	128,198,185	$1,282	$498,745	$(236,159)	(1,972,635)	$(56,400)	$207,468

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2020	128,198,185	$1,282	$491,246	$(428,406)	(1,395,089)	$(37,500)	$26,622
Share-based compensation	—	—	701	—	—	—	701
Net income	—	—	—	12,862	—	—	12,862
Balance as of March 31, 2021	128,198,185	$1,282	$491,947	$(415,544)	(1,395,089)	$(37,500)	$40,185
Share-based compensation	—	—	927	—	—	—	927
Share repurchase	—	—	—	—	(612,745)	(20,000)	(20,000)
Net income	—	—	—	75,966	—	—	75,966
Balance as of June 30, 2021	128,198,185	$1,282	$492,874	$(339,578)	(2,007,834)	$(57,500)	$97,078
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$46,280	$88,828
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	2,269	1,628
Depreciation and amortization	614	537
Non-cash operating lease cost	285	268
Gain on extinguishment of tax receivable agreement	—	(55,422)
Loss on extinguishment of debt	—	8,778
Deferred income taxes	(998)	16,903
Changes in assets & liabilities:
Accounts receivable, net	(435)	(3,217)
Contract assets, net	6,208	(22,591)
Other current and non-current assets	1,477	(1,133)
Accounts payable	(885)	(1,455)
Accrued expenses	2,094	1,377
Income tax payable/receivable	(2,964)	(1,720)
Operating lease liabilities	(240)	(349)
Third-party claims administration liability	(13)	299
Other current and non-current liabilities	(105)	252
Net cash provided by operating activities	53,587	32,983
Cash flows from investing activities
Purchase of property and equipment	(364)	(841)
Net cash used in investing activities	(364)	(841)
Cash flows from financing activities
Proceeds from term loans	—	125,000
Proceeds from revolving facility	—	50,000
Payments on term loans	(1,562)	(167,628)
Payments on revolving facility	—	(25,000)
Payment of deferred financing costs	—	(1,669)
Shares withheld for taxes for restricted stock units	(63)	—
Settlement of tax receivable agreement	—	(36,948)
Share repurchase	—	(20,000)
Net cash used in financing activities	(1,625)	(76,245)
Net change in cash and cash equivalents and restricted cash	51,598	(44,103)
Cash and cash equivalents and restricted cash at the beginning of the period	119,509	104,148
Cash and cash equivalents and restricted cash at the end of the period	$171,107	$60,045
Supplemental disclosure of cash flow information:
Interest paid	$1,756	$3,776
Income tax paid, net	20,853	12,452
Non-cash investing and financing:
Internally developed software costs accrued but not paid	27	660
Property and equipment accrued but not paid	21	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Description of Business, Background and Nature of Operations
Open Lending Corporation (individually or together with its subsidiaries, as the context requires, the “Company”), headquartered in Austin, Texas, provides loan analytics, risk-based loan pricing, risk modeling, and automated decision technology for automotive lenders throughout the United States (“U.S.”), which allows each lending institution to book incremental near-prime and non-prime automotive loans out of their existing business flow. The Company also operates as a third-party administrator that adjudicates insurance claims and refunds on its automotive loans.
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. The Company believes the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”).
The interim data includes all adjustments that are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2022.
Concentrations of revenue and credit risks
The Company’s three largest insurance carrier partners accounted for 38%, 11% and 11% of the Company’s total revenue during the three months ended June 30, 2022 and 38%, 13% and 10% during the six months ended June 30, 2022. The Company’s two largest insurance carriers accounted for 43% and 24% of the Company’s total revenue during the three months ended June 30, 2021 and accounted for 43% and 23% for the six months ended June 30, 2021. In the event that one or more of the Company’s significant insurance carriers terminates their relationship with the Company, it could have a material and adverse effect on the Company’s business and, in turn, its revenue. Financial instruments that potentially subject the Company

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
to credit risk consist of cash and cash equivalents, restricted cash, accounts receivable and contract assets to the extent of the amounts recorded on the balance sheets.
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
At June 30, 2022, the Company had one customer that individually accounted for 10% of the Company’s net accounts receivable. At December 31, 2021, the Company had two customers that each represented 10% of the Company’s net accounts receivable.
The Company does not have material accounts receivable or contract asset balances that are past due and has not written off any material balance in its portfolio for the periods presented. The allowance for expected credit losses on accounts receivable and contract assets receivable was less than $0.2 million at June 30, 2022 and December 31, 2021.
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
In connection with profit share revenue recognition and the estimation of contract assets under Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), the Company uses forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and default severity rates. These assumptions are based on the Company’s observations of the historical behavior for loans with similar risk characteristics. The assumptions also take into consideration the forecast adjustments under various macroeconomic conditions, including the current mix of the underlying portfolio of our insurance partners. As a result of the changes in facts and circumstances and general market conditions for the three and six months ended June 30, 2022, management has accordingly adjusted these assumptions.
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
For performance obligations satisfied in previous periods, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts contract assets accordingly. During the three and six months ended June 30, 2022, contract asset adjustments attributable to profit share revenue forecast were $2.8 million and $5.5 million, respectively, as compared to contract asset adjustments of $11.8 million and $16.9 million, during the three and six months ended June 30, 2021, respectively.
Contract assets balances for the periods indicated below are as follows:

	Contract Assets
	Profit Share	TPA Fees	Program Fees	Total
	(in thousands)
Ending balance as of March 31, 2022	$100,008	$1,360	$6,084	$107,452
Increase due to new business generation	26,333	2,155	20,731	49,219
Change in estimates of revenue from performance obligations satisfied in previous periods	2,824	—	—	2,824
Receivables transferred from contract assets upon billing the lending institutions	—	—	(20,178)	(20,178)
Payments received from insurance carriers	(30,496)	(2,078)	—	(32,574)
Provision for expected credit losses	3	—	2	5
Ending balance as of June 30, 2022	$98,672	$1,437	$6,639	$106,748

	Contract Assets
	Profit Share	TPA Fees	Program Fees	Total
	(in thousands)
Ending balance as of December 31, 2021	$105,486	$1,316	$6,154	$112,956
Increase due to new business generation	52,002	4,185	40,457	96,644
Change in estimates of revenue from performance obligations satisfied in previous periods	5,465	—	—	5,465
Receivables transferred from contract assets upon billing the lending institutions	—	—	(39,978)	(39,978)
Payments received from insurance carriers	(64,327)	(4,065)	—	(68,392)
Provision for expected credit losses	46	1	6	53
Ending balance as of June 30, 2022	$98,672	$1,437	$6,639	$106,748

As of June 30, 2022 and December 31, 2021, the portion of the contract assets’ balance estimated to be received within one year consisted of $73.3 million and $70.5 million, respectively, and the portion of estimated to be received beyond one year consisted of $33.4 million and $42.4 million, respectively.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Debt
Debt balances for the periods indicated below were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Revolving Facility, matures in 2026	$25,000	$25,000
Term Loan due 2026	121,094	122,656
Less: unamortized deferred financing costs	(1,229)	(1,396)
Total debt	144,865	146,260
Less: current portion of debt	(3,906)	(3,125)
Total long-term debt, net of deferred financing costs	$140,959	$143,135
Term Loan due 2027
On March 11, 2020, the Company entered into a credit agreement with UBS A.G. as the administrative agent and the lenders from time to time party thereto (the “Credit Agreement”). Pursuant to the Credit Agreement, the lenders thereto funded a term loan (the “Term Loan due 2027”) in a principal amount of $170.0 million bearing an interest rate per annum of LIBOR plus 6.5% (subject to a LIBOR floor of 1%), with a maturity date in March 2027. The Term Loan due 2027 was retired by the Company paying off its outstanding principal and interest with proceeds from issuance of the Term Loan due 2026 and the Revolving Facility (both as defined below) in March 2021. The transaction was deemed a debt extinguishment under ASC Topic 405-20, “Liabilities—Extinguishments of Liabilities,” and accordingly, the Company recognized a non-cash debt extinguishment loss of $8.8 million, which was recorded under the caption loss on extinguishment of debt in the consolidated statements of operations during the six months ended June 30, 2021. The loss on debt extinguishment was calculated as the difference between the carrying amount of the debt and the price paid to retire the debt, which primarily consisted of the write-off of the unamortized deferred financing costs related to the Term Loan due 2027.
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
As of June 30, 2022, both the Term Loan due 2026 and the Revolving Facility are subject a LIBOR rate of 1.66% plus a spread of 1.75% per annum. Commitment fees were accrued at 0.20% under the Revolving Facility’s unused commitment balance of $25.0 million at June 30, 2022.
In connection with the issuance of the Term Loan due 2026 and the Revolving Facility, the Company incurred total deferred financing costs of $1.7 million, of which $1.2 million was allocated to the Term Loan due 2026 and $0.5 million was allocated to the Revolving Facility. The deferred financing costs were capitalized as a contra-liability against the principal balance of the loans and are amortized as interest expense using the effective interest method. Unamortized deferred financing costs were $1.2 million as of June 30, 2022. As of June 30, 2022, the weighted average effective interest rate on the Company’s outstanding borrowings was 3.64%.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The New Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant that are tested quarterly. The maximum total net leverage ratio is 3.5 to 1.0 for periods on or prior to December 31, 2022, and then decreases to 3.0 to 1.0 after December 31, 2022. The minimum fixed charge coverage ratio is 1.25 to 1.0. As of June 30, 2022, the Company was in compliance with all required covenants under the New Credit Agreement.
Note 5—Share-Based Compensation
2020 Stock Option and Incentive Plan (the “2020 Plan”)
The 2020 Plan, approved on June 9, 2020, provides for the grant of stock options, stock appreciation rights, restricted stock units and other stock or cash-based awards. The Company initially reserved 9,693,750 shares, approximately 10% of the number of shares of its common stock outstanding upon the Closing Date, as the “Initial Limit” for the issuance of awards under the 2020 Plan. The 2020 Plan provides that beginning on January 1, 2021, the number of shares reserved and available for issuance under the plan will automatically increase each January 1st by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st, or the “Annual Increase.” This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2022, there were 18,801,465 shares reserved and available for issuance under the 2020 Plan, which includes the 4% annual increase in 2022 less restricted stock units, performance stock units and stock options granted under the 2020 Plan.
Share-based compensation expense recorded for each type of award is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Time-Based Restricted Stock Units	$1,005	$458	$1,912	$691
Performance-Based Restricted Stock Units	(195)	276	11	553
Stock Options	178	193	346	384
Total share-based compensation expense	$988	$927	$2,269	$1,628
For performance-based restricted units, the Company evaluates the probability of achieving performance goals on a quarterly basis and recognizes share based compensation to the extent achievement of performance goals is considered probable. During the three months ended June 30, 2022 the Company determined certain performance goals are improbable of being achieved and recorded a reduction to share-based compensation of $0.3 million representing a change in estimate from previously reported share-based compensation. The Company evaluated the probability of achieving performance goals related to the performance-based restricted stock units awarded during the three months ended June 30, 2022, and determined that achievement of the performance goals is not probable, and accordingly, share-based compensation has not been recorded related to the awards.
During the three and six months ended June 30, 2022 and 2021, share-based compensation expense was allocated to cost of services, general and administrative, selling and marketing, and research and development, generally based on the functional responsibilities of the award recipient in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
General and administrative	$643	$773	$1,565	$1,327
Selling and marketing	150	91	330	182
Research and development	111	34	206	62
Cost of services	84	29	168	57
Total	$988	$927	$2,269	$1,628

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table provides information related to the Company’s share-based compensation award activity for the six months ended June 30, 2022:

	Time-Based Restricted Stock Units		Stock Options		Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Fair Value at Grant Date
Outstanding as of December 31, 2021	231,625	$35.17	194,348	$33.56	99,289	$33.44
Granted	352,177	20.80	—	—	139,662	16.11
Vested	(17,691)	30.95	—	—	—	—
Forfeited or expired	(22,752)	23.32	(8,440)	33.56	(4,874)	33.44
Outstanding as of June 30, 2022	543,359	$26.49	185,908	$33.56	234,077	$23.10
The following table reflects the future share-based compensation expense for the outstanding awards at June 30, 2022:

	Unrecognized Share-based Compensation Expense	Weighted Average Amortization Period
	(in thousands)
Time-Based Restricted Stock Units	$11,837	3.13 years
Performance-Based Restricted Stock Units	4,296	2.07 years
Stock Options	1,800	2.50 years
Total unrecognized share-based compensation expense	$17,933	2.81 years
Note 6—Net Income per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the three and six months ended June 30, 2022 and 2021 were time-based restricted stock units. The potentially dilutive common shares during the same periods did not include unvested stock options and performance-based restricted stock units containing unmet performance conditions. The potentially dilutive common shares are included in the calculation of diluted net income per share only when their effect is dilutive.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except shares and per share data)
Basic net income per share:
Numerator
Net income attributable to common stockholders	$23,126	$75,966	$46,280	$88,828
Denominator
Weighted average common shares	126,221,689	126,230,752	126,218,710	126,515,343
Basic net income per share attributable to common stockholders	$0.18	$0.60	$0.37	$0.70

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$23,126	$75,966	$46,280	$88,828
Denominator
Basic weighted average common shares	126,221,689	126,230,752	126,218,710	126,515,343
Dilutive effect of outstanding Time-Based Restricted Stock Units	677	43,445	405	38,739
Diluted weighted average common shares	126,222,366	126,274,197	126,219,115	126,554,082
Diluted net income per share attributable to common stockholders	$0.18	$0.60	$0.37	$0.70
The following potentially dilutive outstanding securities as of June 30, 2022 and 2021 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested Time-Based Restricted Stock Units	543,359	—	543,359	—
Unvested Performance-Based Restricted Stock Units	234,077	99,289	234,077	99,289
Unvested and not exercised Stock Options	185,908	199,764	185,908	199,764
Total	963,344	299,053	963,344	299,053
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

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Fair Value Hierarchy
The following table presents the placement in the fair value hierarchy of the Company’s debt, net of deferred financing costs at June 30, 2022 and December 31, 2021:

	Carrying value	Fair value measurement at June 30, 2022
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$144,865	$—	$144,865	$—
Total	$144,865	$—	$144,865	$—

	Carrying value	Fair value measurement at December 31, 2021
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$146,260	$—	$146,260	$—
Total	$146,260	$—	$146,260	$—

The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate that is tied to the current LIBOR plus an applicable spread. The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended June 30, 2022 and December 31, 2021.
The Company does not have any long-lived asset which is being measured at fair value on a recurring basis.
Note 8—Income Taxes
During the three and six months ended June 30, 2022, the Company recognized income tax expense of $8.6 million and $16.9 million, respectively, as compared to income tax expense of $23.3 million and $27.7 million, respectively, during the three and six months ended June 30, 2021. The effective tax rate for the three and six months ended June 30, 2022 was 27.1% and 26.7%, respectively, as compared to 23.4% and 23.8%, respectively during the three and six months ended June 30, 2021. The Company’s income tax expense for the three and six months ended June 30, 2022 and June 30, 2021 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to state income tax expenses and the officer’s compensation limitation under Section 162m.
As of June 30, 2022, the Company has assessed whether it is more likely than not that its deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of June 30, 2022.
The Company has evaluated the aggregate exposure for uncertain tax positions for all open tax years and concluded that the Company and its predecessor have no material uncertain tax positions as of June 30, 2022 or for any open tax years. When applicable, tax penalties and interest are recognized within general and administrative expenses in the condensed consolidated statements of operations. The Company has not recorded any penalties or interest related to uncertain tax positions as of June 30, 2022 or for any open tax years.

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

Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks and Original Equipment Manufacturers. Our clients, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated approximately $16.0 billion in automotive loans, accumulating over 20 years of proprietary data and developing over two million unique risk profiles.
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
We believe that our market opportunity is significant. The near-prime and non-prime automotive loan origination market is estimated at $270 billion annually. We are currently serving less than 2% of this market, providing a significant growth opportunity. In addition, our market opportunity related to the refinancing of near-prime and non-prime automotive loans is estimated at $40 billion annually.
Executive Overview
We facilitate certified loans and have achieved financial success by increasing our penetration of the near-prime and non-prime automotive loan market while diversifying our customer base and refining our data analysis capabilities.
We facilitated 44,531 and 88,475 certified loans during the three and six months ended June 30, 2022, respectively, as compared to 46,408 and 79,726 certified loans during the same periods in 2021, respectively.
Total revenue was $52.0 million and $102.1 million for the three and six months ended June 30, 2022, respectively, as compared to $61.1 million and $105.1 million, respectively, during the same periods in 2021.
Operating income was $32.8 million and $65.1 million for the three and six months ended June 30, 2022, respectively, as compared to $44.9 million and $74.3 million, respectively, in same periods in 2021.
Net income was $23.1 million and $46.3 million for the three and six months ended June 30, 2022, respectively, as compared to net income of $76.0 million and $88.8 million, respectively, for the same periods in 2021.
Adjusted EBITDA was $34.0 million and $67.8 million for the three and six months ended June 30, 2022, respectively, as compared to $46.1 million and $76.3 million, respectively, during the same periods in 2021. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”

Highlights
The table below summarizes all loans certified by lenders during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Certified loans	44,531	46,408	88,475	79,726
Value of insured loans facilitated (in thousands)	$1,293,525	$1,170,461	$2,475,898	$1,950,822
Average loan size per certified loan	$29,043	$25,221	$27,984	$24,469
Number of contracts signed with automotive lenders	18	22	36	36

Historically, we have defined active lenders as certifying at least one loan during the preceding 12 months. As of June 30, 2022 and 2021, we had 414 and 380 active lenders, respectively. The table below represents lender count information for lenders with certified loan activity during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lenders certifying loans at the beginning of the period	377	328	396	354
New lenders (1)	10	20	31	33
Net change in lenders (2)	(16)	—	(31)	(25)
Lenders certifying loans at the end of the period	371	348	396	362

(1) New lenders using LPP to certify loans for the first time during the period.
(2) Net change in the number of lenders previously onboarded and using LPP to certify loans during the period. Certain lenders experience periods of inactivity followed by periods of activity, causing the lender count to fluctuate from period to period.
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
Insurers’ Underwriting Profit
We define “insurers’ underwriting profit” as the total underwriting profit expected to be received by insurers over the expected life of the insured loans.

Insurers’ Earned Premium
We define “insurers’ earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $70.9 million and $138.1 million, respectively, for the three and six months ended June 30, 2022 and $53.9 million and $100.6 million for the same periods in 2021, respectively.
Recent Developments
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
Key factors affecting our operating results include the following:
Growth in the Number of Active Automotive Lenders
The growth trend in active automotive lenders using LPP is a critical factor directly affecting revenue and financial results. It influences the number of loans funded on LPP and, therefore, the fees that we earn and the cost of the services that we provide. Growth in our active automotive lender relationships will depend on our ability to retain existing automotive lenders and add new automotive lenders.
Competition
We face competition to acquire and maintain automotive lenders as customers, as well as competition to facilitate the funding of near-prime and non-prime auto loans. For LPP, which combines lending enablement, risk analytics, near-prime and non-prime auto loan performance data, real-time loan decisioning, risk-based pricing and auto loan default insurance, we do not believe there are any direct competitors. The emergence of direct competitors, providing risk analytics and loss mitigation, which are core elements of our business, could materially impact our ability to acquire and maintain automotive lender customers. The near-prime and non-prime lending market is highly fragmented and competitive. We face competition from a diverse landscape of consumer lenders, including traditional banks and credit unions, as well as alternative technology-enabled lenders. The emergence of other insurers, in competition with our insurers, could materially impact our business.
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
Industry Trends and General Economic Conditions
Our results of operations may be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending and consumer demand for automotive products. As general economic conditions improve or deteriorate, the amount of disposable income consumers have tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors such as inflation, interest rate levels, changes in monetary and related policies, market volatility, supply chain disruptions, consumer confidence, the impact of the pandemic and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.

Concentration
Our three largest insurance carrier partners accounted for 38%, 11% and 11% of our total revenue during the three months ended June 30, 2022, and 38%, 13% and 10% during the six months ended June 30, 2022. Our two largest insurance carriers accounted for 43% and 24% of the Company’s total revenue during the three months ended June 30, 2021, and accounted for 43% and 23% for the six months ended June 30, 2021. Termination or disruption of these relationships could materially and adversely impact our revenue.
Components of Results of Operations
Total Revenues
Our revenue is generated through three streams: (i) profit share paid to us by insurance partners, (ii) program fees paid to us by lenders and (iii) claims administration service fees paid to us by insurance partners.
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
Cost of Services and Operating Expenses
Cost of services. Cost of services primarily consists of fees paid to third party partners for lead-generation efforts, compensation and benefits expenses relating to employees engaged in lenders’ services and claims administration activities, fees paid for actuarial services related to the development of the monthly premium program, fees for integration with loan origination systems of automotive lenders and fees paid to credit bureaus and data service providers for credit applicant data. In the near to intermediate term, we generally expect cost of services to increase as a percentage of our program fee revenue as we continue to expand our third-party partner relationships.
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
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits of employees engaged in selling and marketing activities. We generally expect selling and marketing expenses to increase as a percentage of our program fee revenue in the near to immediate term as we continue to expand our sales and marketing team.
Research and development expenses. Research and development expenses primarily consist of employee compensation and benefits expenses for employees engaged in ongoing research and development of our software technology platform. We generally expect our research and development costs to increase in absolute dollars as our business continues to grow.
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

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in thousands)
Revenue
Profit share	$29,157	$38,842	(25)%	$57,467	$66,572	(14)%
Program fees	20,731	20,597	1%	40,457	35,508	14%
Claims administration and other service fees	2,156	1,686	28%	4,188	3,053	37%
Total revenue	52,044	61,125	(15)%	102,112	105,133	(3)%
Cost of services	5,085	4,140	23%	9,873	7,502	32%
Gross profit	46,959	56,985	(18)%	92,239	97,631	(6)%
Operating expenses
General and administrative	7,968	8,381	(5)%	15,450	16,593	(7)%
Selling and marketing	3,994	2,954	35%	7,727	5,351	44%
Research and development	2,188	773	183%	4,011	1,364	194%
Total operating expenses	14,150	12,108	17%	27,188	23,308	17%
Operating income	32,809	44,877	(27)%	65,051	74,323	(12)%
Interest expense	(1,124)	(1,122)	—%	(1,927)	(4,411)	(56)%
Interest income	22	58	(62)%	47	142	(67)%
Gain on extinguishment of tax receivable agreement	—	55,422	(100)%	—	55,422	(100)%
Loss on extinguishment of debt	—	—	—%	—	(8,778)	(100)%
Other expense	—	(2)	(100)%	—	(133)	(100)%
Income before income taxes	31,707	99,233	(68)%	63,171	116,565	(46)%
Income tax expense	8,581	23,267	(63)%	16,891	27,737	(39)%
Net income	$23,126	$75,966	(70)%	$46,280	$88,828	(48)%
Key Performance Measures
The following table sets forth key performance measures for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

Certified loans	44,531	46,408	(4)%	88,475	79,726	11%
Single-pay	39,526	41,156	(4)%	79,087	70,098	13%
Monthly-pay	5,005	5,252	(5)%	9,388	9,628	(2)%
Average program fees	$466	$444	5%	$457	$445	3%
Single-pay	$427	$415	3%	$423	$416	2%
Monthly-pay	$768	$673	14%	$743	$660	13%

Comparison of Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Profit share
New certified loan originations	$26,333	$27,017	$52,002	$49,673
Change in estimated future revenues	2,824	11,825	5,465	16,899
Total profit share	29,157	38,842	57,467	66,572

Program fees	20,731	20,597	40,457	35,508

Claims administration and other service fees	2,156	1,686	4,188	3,053
Total revenue	$52,044	$61,125	$102,112	$105,133

Total revenue decreased by $9.1 million, or 15%, during the three months ended June 30, 2022, as compared to the same period last year, driven primarily by a $9.0 million decrease in estimated future revenue on loans originated in historic vintages associated with changes in expected portfolio performance between periods.
Total revenue decreased by $3.0 million, or 3%, during the six months ended June 30, 2022, as compared to the same period in 2021, driven primarily by the $11.4 million decrease in estimated future revenue on loans originated in historic vintages associated with changes in expected portfolio performance between periods and offset by the $2.3 million increase in anticipated profit share associated with new certified loan originations, as well as a $4.9 million increase in program fees and a $1.1 million increase in claims administration service fees as compared to the same period in 2021.
Profit share revenue decreased by $9.7 million and $9.1 million, or 25% and 14%, during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. During the three months ended June 30, 2022, we recorded $26.3 million in anticipated profit share associated with 44,531 certified loans for an average of $591 per loan as compared to $27.0 million in anticipated profit share associated with 46,408 certified loans for an average of $582 per loan during the three months ended June 30, 2021. During the six months ended June 30, 2022, we recorded $52.0 million in anticipated profit share associated with 88,475 certified loans for an average of $588 per loan as compared to $49.7 million in anticipated profit share associated with 79,726 certified loans for an average of $623 per loan during the six months ended June 30, 2021.
In addition, during the three and six months ended June 30, 2022, we recorded $2.8 million and $5.5 million, respectively, in estimated future revenue on business in historic vintages as a result of lower than anticipated claims and severity of losses, as compared to $11.8 million and $16.9 million in estimated future revenue on business in historic vintages during the three and six months ended June 30, 2021, respectively.
Program fees revenue increased by $0.1 million and $4.9 million or 1% and 14%, for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The increase in program fee revenue for the three months ended June 30, 2022 was driven by higher unit economics per certified loan, offset by a 4% decrease in certified loan volume, as compared to the prior year period. The increase in program fee revenue for the six months ended June 30, 2022 was driven by an 11% increase in certified loan volumes and by higher unit economics per certified loan, as compared to the prior year period.
Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ annual earned premium, increased by $0.5 million and $1.1 million, or 28% and 37% for the three and six months ended June 30, 2022, as compared to the same periods in the prior year, due to 32% and 37% increases in total earned premiums.

Cost of Services, Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Total revenue	$52,044	$61,125	$102,112	$105,133
Cost of services	5,085	4,140	9,873	7,502
Gross profit	$46,959	$56,985	$92,239	$97,631
Gross margin	90%	93%	90%	93%
Cost of services increased by $1.0 million, or 23%, and $2.3 million, or 32%, during the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to increases in employee compensation costs associated with the growth of our implementation and claims administration organizations, increases in fees paid to third party partners for lead-generation efforts, increases in actuarial fees, and increases in credit applicant data fees.
Gross profit decreased by $10.0 million, or 18%, during the three months ended June 30, 2022, as compared to the same period in 2021, driven primarily by a decrease in anticipated profit share on historic business as discussed above. Gross profit decreased by $5.4 million, or 6%, during the six months ended June 30, 2022, as compared to the same period in 2021, driven primarily by a decrease in anticipated profit share on historic business as discussed above, partially offset by increases in program fees and claims administration service fees.
Operating Expenses, Operating Income and Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Total revenue	$52,044	$61,125	$102,112	$105,133
Gross profit	46,959	56,985	92,239	97,631
Operating expenses
General and administrative	7,968	8,381	15,450	16,593
Selling and marketing	3,994	2,954	7,727	5,351
Research and development	2,188	773	4,011	1,364
Total operating expenses	14,150	12,108	27,188	23,308
Operating income	$32,809	$44,877	$65,051	$74,323
Operating margin	63%	73%	64%	71%
General and administrative expenses decreased by $0.4 million, or 5%, during the three months ended June 30, 2022 as compared to the same period last year, driven primarily by decreases in performance-based employee compensation expenses. General and administrative expenses decreased by $1.1 million, or 7%, during the six months ended June 30, 2022, as compared to the same period last year, driven primarily by $1.3 million of decreases in professional fees as we reduce our reliance on outside consultants in conducting financial reporting and compliance functions, and partially offset by $0.4 million in increased travel expenses associated with the lifting of related restrictions.
Selling and marketing expenses increased by $1.0 million, or 35%, during the three months ended June 30, 2022, as compared to the same period last year, driven primarily by increases in travel and business development associated with increased levels of activity as a result of the lifting of related restrictions. Selling and marketing expenses increased by $2.4 million, or 44%, during the six months ended June 30, 2022, as compared to the prior year period, primarily due to an increase in employee compensation and recruiting costs associated with the growth of our sales and marketing organization, as well as increases in expenses related to travel and business development associated with increased levels of activity as a result of the lifting of related restrictions.
Research and development expenses increased by $1.4 million, or 183%, and $2.6 million, or 194%, during the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to increases in employee compensation costs associated with the growth of our research and development organization to support continued enhancements to our flagship product.

Operating income decreased by $12.1 million, or 27%, for the three months ended June 30, 2022, as compared to the prior year period, primarily driven by decreased estimated profit share on historic business, as well as increases in cost of services, and operating expenses related to selling and marketing and research and development as discussed above.
Operating income decreased by $9.3 million, or 12%, for the six months ended June 30, 2022, as compared to the prior year period, primarily driven by a decrease in estimated profit share on historic business as well as increases in cost of services and operating expenses, offset by increases in anticipated profit share associated with new certified loan originations as well as increases in program fees and claims administration service fees.
Interest Expense
During the three and six months ended June 30, 2022, interest expense was $1.1 million and $1.9 million, respectively, as compared to $1.1 million and $4.4 million during the three and six months ended June 30, 2021, respectively. Interest expense decreased $2.5 million or 56% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, as a result of lower borrowing costs and lower outstanding debt balances during 2022.
Income Taxes
During the three and six months ended June 30, 2022, we recognized income tax expense of $8.6 million and $16.9 million, respectively, as compared to $23.3 million and $27.7 million for the same periods in 2021. The effective tax rate for the three and six months ended June 30, 2022 was 27.1% and 26.7%, respectively, as compared to an effective tax rate of 23.4% and 23.8%, respectively, for the same periods in 2021. Income tax expense decreased $14.7 million, or 63% and $10.8 million, or 39% during the three and six ended June 30, 2022, respectively, as compared to the same periods in 2021, primarily as a result of the 68% and 46% decrease in income before income taxes offset by an increase in the effective tax rate.
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
The following table provides a summary of cash flow data:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$53,587	$32,983
Net cash used in investing activities	(364)	(841)
Net cash used in financing activities	(1,625)	(76,245)
Cash Flows from Operating Activities
Our cash flows provided by operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.

The following table summarizes the non-cash adjustments in the operating activities in the statement of cash flows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net income	$46,280	$88,828
Deferred income taxes and other non-cash expenses	2,170	19,336
Non-cash losses	—	(46,644)
Change in contract assets	6,208	(22,591)
Change in other assets and liabilities	(1,071)	(5,946)
Net cash provided by operating activities	$53,587	$32,983
Net cash provided by operating activities for the six months ended June 30, 2022 is primarily attributable to operating income increased by the net change in contract assets, other assets and liabilities and reduced by income taxes paid. The increase in net cash provided by operating activities of $20.6 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily attributable to higher profit share payments from insurance carriers and increased cash inflows from program fees related to higher certified loan volume.
Cash Flows from Investing Activities
For the six months ended June 30, 2022 and 2021, net cash used in investing activities was $0.4 million and $0.8 million, respectively. For the six months ended June 30, 2022 and 2021, the investments primarily related to computer software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in and provided by financing activities primarily consist of payments of debt, deferred financing costs and proceeds from debt.
For the six months ended June 30, 2022, net cash used in financing activities was $1.6 million and is related to principal payments of our Term Loan due 2026.
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
Debt
As of June 30, 2022, we had outstanding amounts of $121.1 million related to the Term Loan due 2026 and $25.0 million related to the Revolving Facility under the New Credit Agreement that we entered into on March 19, 2021, proceeds from which were used primarily to pay the Term Loan due 2027 in full and provide cash for general corporate purposes.
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
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by management to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. In addition, these measures provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income excluding interest expense, income taxes, depreciation and amortization expense, share-based compensation expense, gain on extinguishment of tax receivable agreement and loss on extinguishment of debt. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.
The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for the periods indicated:

Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$23,126	$75,966	$46,280	$88,828
Non-GAAP adjustments:
Interest expense	1,124	1,122	1,927	4,411
Income tax expense	8,581	23,267	16,891	27,737
Depreciation and amortization expense	226	196	447	389
Share-based compensation expense	988	927	2,269	1,628
Gain on extinguishment of tax receivable agreement	—	(55,422)	—	(55,422)
Loss on extinguishment of debt	—	—	—	8,778
Total adjustments	10,919	(29,910)	21,534	(12,479)
Adjusted EBITDA	34,045	46,056	67,814	76,349
Total revenue	$52,044	$61,125	$102,112	$105,133
Adjusted EBITDA margin	65%	75%	66%	73%
For the three and six months ended June 30, 2022, Adjusted EBITDA decreased by $12.0 million, or 26% and $8.5 million, or 11%, respectively, as compared to the same periods in 2021. The decrease in Adjusted EBITDA during the three and six months ended June 30, 2022 reflects the decrease in operating income primarily driven by the decrease in estimated future revenues on historical vintages.
Critical Accounting Policies and Estimates
There have not been any material changes during the three and six months ended June 30, 2022 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of our critical accounting policies and estimates.
Contractual Obligations
We had no material changes in our contractual commitments and obligations during the three and six months ended June 30, 2022 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operations include activities in the U.S. These operations expose us to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes toward vehicle ownership. We monitor and manage these financial exposures as an integral part of our overall risk management program.
Market Risk
In the normal course of business, we are exposed to market risk and have established policies designed to protect against the adverse effects of this exposure. We are exposed to risks associated with general economic conditions and the impact of the economic environment on the willingness of consumers to finance auto purchases. Consumer spending and borrowing patterns related to auto purchases are influenced by economic factors such as unemployment rates, inflation, interest rate levels, changes in monetary and related policies, market volatility, and overall consumer confidence. We also face risk from competition to acquire, maintain and develop new relationships with auto lenders as well as competition from a wide variety of auto lenders who are (or are affiliated) with financial institutions and have capacity to hold loans on their balance sheets.
Concentration Risk
We rely on our three largest insurance partners for a significant portion of our profit share and claims administration service fee revenue. Termination or disruption of these relationships could materially and adversely impact our revenue.
Interest Rate Risk
As of June 30, 2022, we had outstanding amounts of $121.1 million under the Term Loan due 2026 and $25.0 million under the Revolving Facility, both of which are scheduled to mature on March 19, 2026. Borrowings under the New Credit Facility bear interest at a rate equal to either the ABR or LIBOR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.75% to 2.50% for LIBOR loans and 0.75% to 1.50% for ABR loans. We are also charged an unused commitment fee that ranges from 0.200% to 0.275% per annum on the average daily unused portion of the Revolving Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

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
Item 1A. Risk Factors
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report, based on information currently known to us and recent developments since the date of the Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I, Item 1A. “Risk Factors” of our Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or future results.
The global economic impacts of Russia’s invasion of Ukraine could adversely affect our business, financial condition or operating results.
Russia’s invasion of Ukraine and the resulting economic sanctions imposed by the international community have impacted the global economy, particularly with respect to shortages in materials and increased costs for transportation and energy. These events have disrupted and may continue to disrupt the supply chains of Original Equipment Manufacturers and their captive finance companies, which may lead to fewer vehicles being produced, fewer automotive loans overall and diminished demand for LPP. The invasion of Ukraine by Russia also could lead to other supply chain disruptions, increased inflationary pressures, and volatility in global markets and industries that could negatively impact our operations. Furthermore, the potential for retaliatory acts of cyberwarfare from Russia against U.S. companies in response to increasing sanctions on Russia could result in increased cyber-attacks against us. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results, and the effects of the ongoing conflict in Ukraine could heighten many of our known risks described in Part I, Item 1A, “Risk Factors” in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended June 30, 2022.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
4/1/2022-4/30/2022	—	—	—	—
5/1/2022-5/31/2022	1,684	$14.20	—	—
6/1/2022-6/30/2022	—	—	—	—
Total	1,684	$14.20	—	—
(1)    Consists of shares purchased from employees to satisfy tax withholding obligations related to share-based awards that vested during the period.

Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

10.1Ø ØØ	Program Management Agreement dated May 2, 2022 by and between Arch Specialty Insurance Company and Lenders Protection, LLC.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101*
The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets

(ii) Condensed Consolidated Statement of Operations

(iii) Condensed Consolidated Statements of Stockholder’s Equity

(iv) Condensed Consolidated Statements of Cash Flows

(v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Ø	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

ØØ	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN LENDING CORPORATION

/s/ John Flynn
John J. Flynn
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Charles Jehl
Charles D. Jehl
August 5, 2022	Chief Financial Officer (Principal Financial and Accounting Officer)