Form 10-Q
period 2022-09-30
Open Lending Corp
filed 2022-11-04
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2022, the registrant had 126,300,303 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	September 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$201,807	$116,454
Restricted cash	3,349	3,055
Accounts receivable, net	6,654	6,525
Current contract assets, net	65,555	70,542
Income tax receivable	2,329	1,345
Other current assets	3,515	4,873
Total current assets	283,209	202,794
Property and equipment, net	2,789	2,663
Operating lease right-of-use assets, net	4,758	5,189
Non-current contract assets, net	34,385	42,414
Deferred tax asset, net	73,363	65,503
Other non-current assets	459	262
Total assets	$398,963	$318,825
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$183	$1,285
Accrued expenses	8,838	3,984
Current portion of debt	3,750	3,125
Third-party claims administration liability	3,358	3,050
Other current liabilities	851	621
Total current liabilities	16,980	12,065
Long-term debt, net of deferred financing costs	144,478	143,135
Non-current operating lease liabilities	4,231	4,643
Total liabilities	$165,689	$159,843
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 126,230,762 shares outstanding as of September 30, 2022 and 128,198,185 shares issued and 126,212,876 shares outstanding as of December 31, 2021	1,282	1,282
Additional paid-in capital	499,843	496,983
Accumulated deficit	(211,630)	(282,439)
Treasury stock at cost, 1,967,423 shares as of September 30, 2022 and 1,985,309 shares as of December 31, 2021	(56,221)	(56,844)
Total stockholders’ equity	$233,274	$158,982
Total liabilities and stockholders’ equity	$398,963	$318,825
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Profit share	$26,523	$35,447	$83,990	$102,019
Program fees	21,845	21,638	62,302	57,146
Claims administration and other service fees	2,293	1,807	6,481	4,860
Total revenue	50,661	58,892	152,773	164,025
Cost of services	5,199	6,380	15,072	13,882
Gross profit	45,462	52,512	137,701	150,143
Operating expenses
General and administrative	9,335	7,197	24,785	23,790
Selling and marketing	5,981	3,308	13,708	8,659
Research and development	2,355	1,268	6,366	2,632
Total operating expenses	17,671	11,773	44,859	35,081
Operating income	27,791	40,739	92,842	115,062
Interest expense	(1,608)	(959)	(3,535)	(5,370)
Interest income	321	35	368	177
Gain on extinguishment of tax receivable agreement	—	—	—	55,422
Loss on extinguishment of debt	—	—	—	(8,778)
Other income (expense)	(239)	3	(239)	(130)
Income before income taxes	26,265	39,818	89,436	156,383
Income tax expense	1,736	10,404	18,627	38,141
Net income	$24,529	$29,414	$70,809	$118,242
Net income per common share
Basic	$0.19	$0.23	$0.56	$0.94
Diluted	$0.19	$0.23	$0.56	$0.94
Weighted average common shares outstanding
Basic	126,228,723	126,190,351	126,222,084	126,405,822
Diluted	126,228,723	126,247,499	126,222,415	126,451,119
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands, except share and unit data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2021	128,198,185	$1,282	$496,983	$(282,439)	(1,985,309)	$(56,844)	$158,982
Share-based compensation	—	—	1,281	—	—	—	1,281
Restricted stock units issued, net of shares withheld for taxes	—	—	(207)	—	5,079	168	(39)
Net income	—	—	—	23,154	—	—	23,154
Balance as of March 31, 2022	128,198,185	$1,282	$498,057	$(259,285)	(1,980,230)	$(56,676)	$183,378
Share-based compensation	—	—	988	—	—	—	988
Restricted stock units issued, net of shares withheld for taxes	—	—	(300)	—	7,595	276	(24)
Net income	—	—	—	23,126	—	—	23,126
Balance as of June 30, 2022	128,198,185	$1,282	$498,745	$(236,159)	(1,972,635)	$(56,400)	$207,468
Share-based compensation	—	—	1,295	—	—	—	1,295
Restricted stock units issued, net of shares withheld for taxes	—	—	(197)	—	5,212	179	(18)
Net income	—	—	—	24,529	—	—	24,529
Balance as of September 30, 2022	128,198,185	$1,282	$499,843	$(211,630)	(1,967,423)	$(56,221)	$233,274

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2020	128,198,185	$1,282	$491,246	$(428,406)	(1,395,089)	$(37,500)	$26,622
Share-based compensation	—	—	701	—	—	—	701
Net income	—	—	—	12,862	—	—	12,862
Balance as of March 31, 2021	128,198,185	$1,282	$491,947	$(415,544)	(1,395,089)	$(37,500)	$40,185
Share-based compensation	—	—	927	—	—	—	927
Shares repurchased	—	—	—	—	(612,745)	(20,000)	(20,000)
Net income	—	—	—	75,966	—	—	75,966
Balance as of June 30, 2021	128,198,185	$1,282	$492,874	$(339,578)	(2,007,834)	$(57,500)	$97,078
Share-based compensation	—	—	1,098	—	—	—	1,098
Net income	—	—	—	29,414	—	—	29,414
Balance as of September 30, 2021	128,198,185	$1,282	$493,972	$(310,164)	(2,007,834)	$(57,500)	$127,590
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$70,809	$118,242
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,564	2,726
Depreciation and amortization	680	322
Amortization of debt issuance costs	265	507
Non-cash operating lease cost	431	405
Gain on extinguishment of tax receivable agreement	—	(55,422)
Loss on extinguishment of debt	—	8,778
Deferred income taxes	(7,860)	19,176
Changes in assets and liabilities:
Accounts receivable, net	(129)	(2,522)
Contract assets, net	13,016	(24,920)
Other current and non-current assets	1,331	(298)
Accounts payable	(1,101)	(2,012)
Accrued expenses	4,849	4,328
Income tax receivable	(984)	(533)
Operating lease liabilities	(363)	(558)
Third-party claims administration liability	308	306
Other current and non-current liabilities	181	(102)
Net cash provided by operating activities	84,997	68,423
Cash flows from investing activities
Purchase of property and equipment	$(637)	$(1,785)
Net cash used in investing activities	(637)	(1,785)
Cash flows from financing activities
Proceeds from term loans	$150,000	$125,000
Proceeds from revolving credit facility	—	50,000
Payments on term loans	(122,656)	(168,409)
Payments on revolving credit facility	(25,000)	(25,000)
Payment of deferred financing costs	(976)	(1,669)
Shares withheld for taxes related to restricted stock units	(81)	—
Settlement of tax receivable agreement	—	(36,948)
Shares repurchased	—	(20,000)
Net cash provided by (used in) financing activities	1,287	(77,026)
Net change in cash and cash equivalents and restricted cash	85,647	(10,388)
Cash and cash equivalents and restricted cash at the beginning of the period	119,509	104,148
Cash and cash equivalents and restricted cash at the end of the period	$205,156	$93,760
Supplemental disclosure of cash flow information:
Interest paid	$2,859	$4,545
Income tax paid, net	$27,471	$19,397
Non-cash investing and financing:
Property and equipment accrued but not paid	$5	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Description of Business, Background and Nature of Operations
Open Lending Corporation (individually or together with its subsidiaries, as the context requires, the “Company”), headquartered in Austin, Texas, provides loan analytics, risk-based loan pricing, risk modeling and automated decision technology for automotive lenders throughout the United States (“U.S.”), which allows each lending institution to book incremental near-prime and non-prime automotive loans out of their existing business flow. The Company also operates as a third-party administrator that adjudicates insurance claims and premium adjustments on its automotive loans.
Nebula Acquisition Corporation (“Nebula” or “Predecessor”), was originally incorporated in Delaware on October 2, 2017 as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 10, 2020 (the “Closing Date”), Nebula consummated a business combination pursuant to that certain Business Combination Agreement by and among Nebula, Open Lending, LLC, BRP Hold 11, Inc. (the “Blocker”), the Blocker’s sole stockholder, Nebula Parent Corp., NBLA Merger Sub LLC, NBLA Merger Sub Corp., and Shareholder Representative Services LLC, as the security holder representative (the “Business Combination”).
Unless the context otherwise requires, “we,” “us,” “our,” “Open Lending,” and the “Company” refers to Open Lending Corporation, the combined company and its subsidiaries following the Business Combination. Open Lending, LLC and Nebula as defined above, refers to each legal entity prior to the Closing Date.
The Company has evaluated how it is organized and managed and has identified only one operating segment. All of the Company’s operations and assets are in the U.S., and all of its revenues are attributable to U.S. customers.
Note 2—Summary of Significant Accounting and Reporting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Open Lending and all its subsidiaries that are directly or indirectly owned or controlled by the Company. All intercompany transactions and balances have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the Company’s current presentation. Such reclassifications had no effect on the Company’s previously reported net income, earnings per share, cash flows or accumulated deficit.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these unaudited condensed consolidated financial statements, as permitted by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Company believes the disclosures made in these unaudited condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these unaudited condensed consolidated financial statements be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”).
The interim data contained within these unaudited condensed consolidated financial statements includes all adjustments that are of a normal recurring nature, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2022.
Concentrations of revenue and credit risks
The Company’s two largest insurance carrier partners accounted for 36% and 12% of the Company’s total revenue during the three months ended September 30, 2022 and its three largest insurance carrier partners accounted for 37%, 11% and 11% of total revenue during the nine months ended September 30, 2022. The Company’s two largest insurance carriers accounted for 38% and 24% of the Company’s total revenue during the three months ended September 30, 2021 and accounted for 41% and 24% for the nine months ended September 30, 2021. In the event that one or more of the Company’s significant insurance carriers terminates their relationship with the Company, it could have a material and adverse effect on the Company’s business and, in turn, its revenue. Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, restricted cash, accounts receivable and contract assets, net to the extent of the amounts recorded on the balance sheets.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Cash and cash equivalents consist of commercial analysis accounts and money market funds. The Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. Restricted cash relates to funds held by the Company on behalf of the insurance carriers, delegated for the use of insurance claim payments. Restricted cash is deposited in commercial analysis accounts at one financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents and management believes the Company is not exposed to significant risks on such accounts.
As of September 30, 2022, the Company had no customers that individually accounted for 10% of the Company’s net accounts receivable. As of December 31, 2021, the Company had two customers that each represented 10% of the Company’s net accounts receivable.
The Company has no material accounts receivable or contract assets, net balances that are past due and has not written off any material balance in its portfolio for the periods presented. The allowance for expected credit losses on accounts receivable and contract assets receivable was less than $0.1 million as of September 30, 2022 and December 31, 2021.
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
The most significant items subject to such estimates and assumptions include, but are not limited to, profit share revenue recognition and the corresponding impact on contract assets, the recognition of the valuation of share-based compensation arrangements, and assessing the realizability of deferred tax assets. These estimates, although based on actual historical trend and modeling, may potentially show significant variances over time.
In connection with profit share revenue recognition and the estimation of contract assets under Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), the Company uses forecasts of loan-level earned premium and insurance claim payments. These forecasts are driven by the projection of loan defaults, prepayments and default severity rates, and the underlying assumptions are based on the Company’s observations of the historical behavior for loans with similar risk characteristics. These assumptions also take into consideration the forecast adjustments under various macroeconomic conditions, including the current mix of the underlying portfolio of the Company’s insurance partners. As a result of the changes in facts and circumstances and general market conditions for the three and nine months ended September 30, 2022, management has accordingly adjusted these assumptions.
Recently issued but not yet adopted accounting pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform within Topic 848, which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant Accounting Standards Codification (“ASC”) Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has not experienced any unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. The Company has considered this guidance in relation to its Credit Agreement, and determined that it is not applicable (refer to Credit Agreement discussion within Note 4 – Debt).

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3—Contract Assets
Changes in the Company’s contract assets primarily result from the timing difference between the satisfaction of its performance obligation and the customer’s payment. The Company fulfills its obligation under a contract with a customer by transferring services in exchange for consideration from the customer. The Company recognizes contract assets when it transfers services to a customer, recognizes profit share revenue, program fee revenue and claims administration services revenue (“TPA fees”) for amounts not yet billed and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional.
For performance obligations satisfied in previous periods, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts contract assets accordingly. During the three and nine months ended September 30, 2022, contract asset adjustments attributable to profit share revenue forecast were $1.7 million and $7.1 million, respectively, as compared to contract asset adjustments of $7.5 million and $24.4 million, during the three and nine months ended September 30, 2021, respectively.
Contract assets balances for the periods indicated below are as follows:

	Contract Assets
	Profit Share	TPA Fees	Program Fees	Total
	(in thousands)
Ending balance as of June 30, 2022	$98,672	$1,437	$6,639	$106,748
Increase due to new business generation	24,853	2,293	21,845	48,991
Change in estimates of revenue from performance obligations satisfied in previous periods	1,670	—	—	1,670
Receivables transferred from contract assets upon billing the lending institutions	—	—	(20,830)	(20,830)
Payments received from insurance carriers	(34,446)	(2,200)	—	(36,646)
Provision for expected credit losses	8	—	(1)	7
Ending balance as of September 30, 2022	$90,757	$1,530	$7,653	$99,940

	Contract Assets
	Profit Share	TPA Fees	Program Fees	Total
	(in thousands)
Ending balance as of December 31, 2021	$105,486	$1,316	$6,154	$112,956
Increase due to new business generation	76,855	6,478	62,302	145,635
Change in estimates of revenue from performance obligations satisfied in previous periods	7,135	—	—	7,135
Receivables transferred from contract assets upon billing the lending institutions	—	—	(60,808)	(60,808)
Payments received from insurance carriers	(98,773)	(6,265)	—	(105,038)
Provision for expected credit losses	54	1	5	60
Ending balance as of September 30, 2022	$90,757	$1,530	$7,653	$99,940

As of September 30, 2022 and December 31, 2021, the portion of the contract assets’ balance estimated to be received within one year consisted of $65.6 million and $70.5 million, respectively, and the portion estimated to be received beyond one year consisted of $34.4 million and $42.4 million, respectively.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Debt
Debt balances for the periods indicated below were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
March 2021 Revolving Credit Facility	$—	$25,000
New Term Loan due 2027	150,000	—
Term Loan due 2026	—	122,656
Less: Unamortized deferred financing costs	(1,772)	(1,396)
Total debt	148,228	146,260
Less: Current portion of debt	(3,750)	(3,125)
Total long-term debt, net of deferred financing costs	$144,478	$143,135
Prior Credit Agreement—Term Loan due 2027
On March 11, 2020, the Company entered into a credit agreement with UBS A.G., as the administrative agent, and the lenders from time to time party thereto (the “Prior Credit Agreement”). Pursuant to the Prior Credit Agreement, the lenders thereto funded a term loan (the “Term Loan due 2027”) in a principal amount of $170.0 million, bearing an interest rate per annum of LIBOR plus 6.5% (subject to a LIBOR floor of 1%) and maturing in March 2027.
In March 2021, the Company retired the Term Loan due 2027 by paying off its outstanding principal and interest using proceeds from the issuance of the Term Loan due 2026 and the March 2021 Revolving Credit Facility (both as defined below). The transaction was deemed a debt extinguishment under ASC Topic 405-20, “Liabilities—Extinguishments of Liabilities,” and accordingly, the Company recognized a non-cash debt extinguishment loss of $8.8 million within loss on extinguishment of debt in the condensed consolidated statements of operations during the nine months ended September 30, 2021. The loss on debt extinguishment was determined as the difference between the carrying amount of the debt and the price paid to retire the debt, which primarily consisted of the write-off of the unamortized deferred financing costs related to the Term Loan due 2027.
Credit Agreement—Term Loan due 2026, New Term Loan due 2027, and Revolving Credit Facility
On March 19, 2021, the Company entered into a credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) as the administrative agent, pursuant to which the lenders thereto (i) funded a senior secured term loan in an aggregate principal amount of $125.0 million maturing in March 2026 (the “Term Loan due 2026”) and (ii) committed to provide a $50.0 million senior secured revolving credit facility, including a $10.0 million letter of credit sub-facility, maturing in March 2026 (the “March 2021 Revolving Credit Facility”), collectively, the “March 2021 Credit Agreement”.
On September 9, 2022, the Company entered into a first amendment to the March 2021 Credit Agreement with Wells Fargo, as the administrative agent, and the financial institutions party thereto, as the lenders (the “First Amendment” and, together with the March 2021 Credit Agreement, the “Credit Agreement”). The First Amendment provided the Company senior secured credit facilities in an aggregate principal amount of $300.0 million by (i) establishing a new senior secured term loan facility in an aggregate principal amount of $150.0 million (the “New Term Loan due 2027”) and (ii) increasing the aggregate principal amount of commitments under the March 2021 Revolving Credit Facility to $150.0 million (the “New Revolving Credit Facility”), both maturing on September 9, 2027. In addition, the First Amendment, among other things, (i) replaced LIBOR with the Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark, (ii) decreased the unused fees and the interest rate margins applicable to the New Revolving Credit Facility, (iii) results in lower interest rate margins applicable to the New Term Loan due 2027 compared to those applicable to the Term Loan due 2026 that have been repaid, (iv) provides financial covenant flexibility by extending the date at which the net leverage ratio covenant steps-down from 3.5 to 1.0 to 3.0 to 1.0 to September 30, 2024, and (v) extends the date at which the required term loan amortization payments increase from 2.5% per annum to 5.0% per annum from June 30, 2023 to December 31, 2024.
The Company used proceeds from the New Term Loan due 2027 to pay off all outstanding amounts under the March 2021 Credit Agreement and pay transaction costs related to the First Amendment. The remaining proceeds will be used for working capital and other general corporate purposes.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The obligations of the Company under the New Term Loan due 2027 and the New Revolving Facility are guaranteed by all of the Company’s U.S. subsidiaries and are secured by substantially all of the assets of the Company and its U.S. subsidiaries, subject to customary exceptions.
Interest under the New Term Loan due 2027 and the New Revolving Credit Facility are, at the option of the Company, either at an Alternate Base rate (“ABR”) plus a spread ranging from 0.625% to 1.375%, or term SOFR plus 0.10% (“Adjusted SOFR”) plus a spread ranging from 1.625% to 2.375%. With respect to the ABR loans, interest will be payable at the end of each calendar quarter. With respect to the Adjusted SOFR loans, interest will be payable at the end of the selected interest period (at least quarterly). Additionally, there is a commitment fee payable at the end of each quarter at a rate per annum ranging from 0.150% to 0.225% based on the average daily unused portion of the New Revolving Credit Facility and other customary letter of credit fees. Pursuant to the Credit Agreement, the interest rate spreads and commitment fees increase or decrease in increments as the Company’s Funded Secured Debt/EBITDA ratio increases or decreases.
As of September 30, 2022, the New Term Loan due 2027 and the New Revolving Credit Facility were both subject to an Adjusted SOFR rate of 2.78% plus a spread of 1.63% per annum. Commitment fees were accrued at 0.15% under the New Revolving Credit Facility’s unused commitment balance of $150.0 million as of September 30, 2022.
As of September 30, 2022, the effective interest rate on the Company’s outstanding borrowings was 4.82%.
In connection with the March 2021 Credit Agreement, the Company incurred aggregate deferred financing costs of $1.7 million, of which (i) $1.2 million was allocated to the Term Loan due 2026 and capitalized as a contra-liability against the principal balance of the loan, and (ii) $0.5 million was allocated to the March 2021 Revolving Credit Facility and is included within other non-current assets on the condensed consolidated balance sheets. These deferred financing costs are amortized as interest expense using the effective interest method over the term of the Credit Agreement, as amended. Unamortized deferred financing costs related to the Term Loan due 2026 and the March 2021 Revolving Credit Facility were $0.8 million and $0.3 million, respectively, as of September 30, 2022.
In connection with the Credit Agreement, the Company also incurred deferred financing costs of $1.0 million attributable to the New Term Loan due 2027, which were capitalized as a contra-liability against the principal balance of the loans and are amortized as interest expense using the effective interest method over the term of the loan. Related unamortized deferred financing costs were $1.0 million as of September 30, 2022.
The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.5 to 1.0 for any fiscal quarter ending on or prior to June 30, 2024 and then decreases to 3.0 to 1.0 for any fiscal quarter ending after June 30, 2024. The minimum fixed charge coverage ratio is 1.25 to 1.0. As of September 30, 2022, the Company was in compliance with all required covenants under the Credit Agreement.
Note 5—Net Income per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the three and nine months ended September 30, 2022 and 2021 were time-based restricted stock units and did not include unvested stock options and performance-based restricted stock units containing unmet performance conditions. The potentially dilutive common shares are included in the calculation of diluted net income per share only when their effect is dilutive.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except shares and per share data)
Basic net income per share:
Numerator
Net income attributable to common stockholders	$24,529	$29,414	$70,809	$118,242
Denominator
Basic weighted average common shares	126,228,723	126,190,351	126,222,084	126,405,822
Basic net income per share attributable to common stockholders	$0.19	$0.23	$0.56	$0.94

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$24,529	$29,414	$70,809	$118,242
Denominator
Basic weighted average common shares	126,228,723	126,190,351	126,222,084	126,405,822
Dilutive effect of outstanding time-based restricted stock units	—	57,148	331	45,297
Diluted weighted average common shares	126,228,723	126,247,499	126,222,415	126,451,119
Diluted net income per share attributable to common stockholders	$0.19	$0.23	$0.56	$0.94
The following potentially dilutive outstanding securities as of September 30, 2022 and 2021 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested time-based restricted stock units	562,071	—	562,071	—
Unvested performance-based restricted stock units	234,077	99,289	234,077	99,289
Unvested and not exercised stock options	182,233	195,896	182,233	195,896
Total	978,381	295,185	978,381	295,185
Note 6—Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. In determining fair value measurement, the Company uses a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. The three levels of inputs used to establish fair value are the following:
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

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In situations where there is limited, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.
Fair Value Hierarchy
The following table presents the placement in the fair value hierarchy of the Company’s debt, net of deferred financing costs as of September 30, 2022 and December 31, 2021:

	Carrying value	Fair value measurement as of September 30, 2022
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$148,228	$—	$148,228	$—
Total	$148,228	$—	$148,228	$—

	Carrying value	Fair value measurement as of December 31, 2021
		Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Debt at fair value	$146,260	$—	$146,260	$—
Total	$146,260	$—	$146,260	$—

The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate that is tied to the current Adjusted SOFR plus an applicable spread. The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended September 30, 2022 and December 31, 2021.
The Company has no long-lived assets that are measured at fair value on a recurring basis.
Note 7—Income Taxes

During the three and nine months ended September 30, 2022, the Company recognized income tax expense of $1.7 million and $18.6 million, respectively, as compared to income tax expense of $10.4 million and $38.1 million, respectively, during the three and nine months ended September 30, 2021. The effective tax rate for the three and nine months ended September 30, 2022 was 6.6% and 20.8%, respectively, as compared to 26.1% and 24.4%, respectively during the three and nine months ended September 30, 2021. The Company’s income tax expense for the three and nine months ended September 30, 2022 and September 30, 2021 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to state income taxes, the officer’s compensation limitation under Section 162m, and a discrete tax benefit associated with the enactment of state tax legislation during the third quarter with a retroactive effective date of January 1, 2022. The Company recorded a discrete tax benefit of $5.1 million from the change in tax law, which includes a tax benefit associated with the remeasurement of the Company’s deferred tax assets offset by a higher current state income tax expense applied to taxable income through the date of enactment.
As of September 30, 2022, the Company has assessed whether it is more likely than not that its deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not that all deferred tax assets will be realized and has not recorded a valuation allowance as of September 30, 2022.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company has also evaluated the aggregate exposure for uncertain tax positions for all open tax years and concluded that the Company and its Predecessor have no material uncertain tax positions as of September 30, 2022 or for any open tax years. When applicable, tax penalties and interest are recognized within general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company recorded no penalties or interest related to uncertain tax positions as of September 30, 2022 or for any open tax years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Open Lending Corporation’s unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to mean the business and operations of Open Lending Corporation and its consolidated subsidiaries.

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
•the growth in loan volume from our top ten automotive lenders relative to that of other automotive lenders and associated concentration of risks;
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
•the outcome of any known and unknown litigation and regulatory proceedings, including such legal proceedings that may be instituted in connection with the Business Combination (as defined in Note 1 – Description of Business, Background and Nature of Operations) and transactions contemplated thereby;
•the ability to maintain the listing of our common stock on the Nasdaq Stock Market LLC;
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
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks and the captive finance companies of automakers. Our clients, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated approximately $17.2 billion in automotive loans, accumulating over 20 years of proprietary data and developing over two million unique risk profiles.
We specialize in risk-based pricing and modeling and provide automated decision-technology for automotive lenders throughout the U.S. We believe that we address the financing needs of near-prime and non-prime borrowers, or borrowers with a credit bureau score between 560 and 699, who are underserved in the automotive finance industry. Traditional lenders focus on prime borrowers, where an efficient market has developed with interest rate competition that benefits borrowers. Independent finance companies focus on sub-prime borrowers. Borrowers who utilize the near-prime and non-prime automotive lending market have fewer lenders focused on loans with longer terms or higher advance rates. As a result, many near-prime and non-prime borrowers turn to sub-prime lenders, resulting in higher interest rate loan offerings than such borrower’s credit profile often merits or warrants. We seek to make this market more competitive, resulting in more attractive loan terms.
Our flagship product, LPP, enables automotive lenders to make loans that are largely insured against losses from defaults. We have been developing and advancing the proprietary underwriting models used by LPP for over 20 years. We believe LPP provides significant benefits to our growing ecosystem of automotive lenders, automobile dealers, borrowers and insurers.
A key element of LPP is the ability to facilitate risk-based interest rates that are appropriate for each loan and lender and electronically submitted to our automotive lenders within approximately five seconds after we receive a loan application. Our interest rate pricing is customized to each automotive lender, reflecting the cost of capital, loan servicing costs, loan acquisition costs, expected recovery rates and target return on assets of each automotive lender. Using our risk models, we project monthly loan performance results, including expected losses and prepayments for automotive lenders who use LPP. The product of this process is a risk-based interest rate, inclusive of elements to recover all projected costs, program fees and insurance premiums, given the risk of the loan, to return a targeted return on asset goal.
We believe our market opportunity is significant. The near-prime and non-prime automotive loan origination market is currently estimated at $270 billion annually, and we are currently serving less than 2% of this market, providing a significant growth opportunity. In addition, our market opportunity related to the refinancing of near-prime and non-prime automotive loans is estimated at $40 billion annually.
Executive Overview
We facilitate certified loans and have achieved financial success by increasing our penetration of the near-prime and non-prime automotive loan market, while diversifying our customer base and refining our data analysis capabilities.
We facilitated 42,186 and 130,661 certified loans during the three and nine months ended September 30, 2022, respectively, as compared to 49,332 and 129,058 certified loans during the same periods in 2021, respectively.
Total revenue was $50.7 million and $152.8 million for the three and nine months ended September 30, 2022, respectively, as compared to $58.9 million and $164.0 million, respectively, during the same periods in 2021.
Operating income was $27.8 million and $92.8 million for the three and nine months ended September 30, 2022, respectively, as compared to $40.7 million and $115.1 million, respectively, during the same periods in 2021.
Net income was $24.5 million and $70.8 million for the three and nine months ended September 30, 2022, respectively, as compared to net income of $29.4 million and $118.2 million, respectively, for the same periods in 2021.
Adjusted EBITDA was $29.4 million and $97.2 million for the three and nine months ended September 30, 2022, respectively, as compared to $42.1 million and $118.4 million, respectively, during the same periods in 2021. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included below in “Non-GAAP Financial Measures.”

Highlights
The table below summarizes all loans certified by lenders during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Certified loans	42,186	49,332	130,661	129,058
Value of insured loans facilitated (in thousands)	$1,246,250	$1,267,809	$3,722,270	$3,218,657
Average loan size per certified loan	$29,542	$25,700	$28,488	$24,940
Number of contracts signed with automotive lenders	17	16	53	52

Historically, we have defined “active lenders” as lenders who certify at least one loan during the preceding 12 months. As of September 30, 2022 and 2021, we had 430 and 394 active lenders, respectively. The table below represents lender count information for lenders with certified loan activity during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lenders certifying loans at the beginning of the period	371	348	396	354
New lenders (1)	21	12	52	45
Net change in lenders (2)	5	(10)	(24)	(21)
Lenders certifying loans at the end of the period	397	350	424	378
(1) New lenders using LPP to certify loans for the first time during the period.
(2) Net change in the number of lenders previously onboarded and using LPP to certify loans during the period. Certain lenders experience periods of inactivity followed by periods of activity, causing the lender count to fluctuate from period to period.
Key Performance Measures
We review several key performance measures, discussed below, to evaluate business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe the presentation of such metrics is useful to our investors and counterparties because such metrics are used to measure and model the performance of companies such as ours, with recurring revenue streams.
Certified Loans
We refer to “certified loans” as the number of automotive loans facilitated through LPP during a given period. Additionally, we refer to loans with a one-time upfront program fee payment as “single-pay” loans. For certain loans, the program fee is paid to us over 12 monthly installments and we refer to these loans as “monthly-pay” loans.
Average Program Fee
We define “average program fee” as the total program fee revenue recognized for a period divided by the number of certified loans in that period.
Underwriting Profit
We define “underwriting profit” as the total underwriting profit expected to be received by insurers over the expected life of the insured loans.
Earned Premium
We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $76.3 million and $214.5 million, respectively, for the three and nine months ended September 30, 2022 and $58.7 million and $158.9 million for the same periods in 2021, respectively.

Recent Developments
On September 9, 2022, we amended our Credit Agreement, which provided for senior secured credit facilities in an aggregate principal amount of $300.0 million, consisting of (i) the New Term Loan due 2027 in an aggregate principal amount of $150.0 million, and (ii) the New Revolving Credit Facility in the amount of $150.0 million, both maturing on September 9, 2027. We used proceeds from the New Term Loan due 2027 to pay off all outstanding amounts under the March 2021 Credit Agreement and pay transaction costs related to the amendment. We will use the remaining proceeds for working capital and other general corporate purposes.
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
Key factors affecting our operating results include the following:
Growth in the Number of Active Automotive Lenders
The growth trend in active automotive lenders using LPP is a critical factor directly affecting our revenue and financial results. It influences the number of loans funded on LPP and, therefore, the fees we earn and the cost of the services we provide. Growth in our active automotive lender relationships will depend on our ability to retain existing automotive lenders and add new automotive lenders.
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
Profit Share Assumptions
We rely on assumptions to calculate the value of our profit share revenue, which is our share of insurance partners’ underwriting profit. For example, positive change in estimates associated with historical vintages generate an increase in our contract asset, additional revenues and future expected cash flows, while negative change in estimates generate a decrease in our contract asset, a reduction in revenues and future expected cash flows. To the extent these assumptions change, our profit share revenue will be adjusted. Please refer to “Critical Accounting Policies and Estimates” for more information on these assumptions.
Industry Trends and General Economic Conditions
Our results of operations may be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending and consumer demand for automotive products. As general economic conditions improve or deteriorate, the amount of disposable income consumers have tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases. Specific economic factors such as inflation, rising interest rate levels, changes in monetary and related policies, market volatility, supply chain disruptions, consumer confidence, the impact of the pandemic and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (“IRA”) that includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” exceeding $1 billion and a 1% excise tax on net repurchases of stock after December 31, 2022. We are evaluating the IRA and its requirements, as well as any potential impact on our business.

Concentration
Our two largest insurance carrier partners accounted for 36% and 12% of our total revenue during the three months ended September 30, 2022, and our three largest insurance carrier partners accounted for 37%, 11% and 11% during the nine months ended September 30, 2022. Our two largest insurance carriers accounted for 38% and 24% of our total revenue during the three months ended September 30, 2021, and accounted for 41% and 24% for the nine months ended September 30, 2021. Termination or disruption of these relationships could materially and adversely impact our revenue.
Components of Results of Operations
Total Revenues
Our revenue is generated through three streams: (i) profit share paid to us by insurance partners, (ii) program fees paid to us by lenders and (iii) claims administration service fees paid to us by insurance partners.
Profit share. Profit share represents our participation in the underwriting profit of third-party insurance partners who provide lenders with credit default insurance on loans the lenders make using LPP. We receive a percentage of the aggregate monthly insurance underwriting profit. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including reserves for incurred, but not reported losses), with losses accrued and carried forward for future profit share calculations.
Program fees. Program fees are paid by automotive lenders for the use of LPP, which provides loan analytics solutions and automated issuance of credit default insurance with third-party insurance providers. These fees are based on a percentage of each certified loan’s original principal balance, and are recognized as revenue upfront upon receipt of the loan by the consumer. The fee percentage rate varies by type of loan. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts to the lender with fees generally capped at $600 per loan. This cap may vary for certain large volume lenders. For monthly pay loans, the fee paid by the lender is a flat 3% of the total amount of the loan and is not capped.
Claims administration service fees. Claims administration service fees are paid to us by third-party insurers for credit default insurance claims adjudication services performed by our subsidiary, Insurance Administrative Services, LLC, on its insured servicing portfolio. The administration fee is equal to 3% of the monthly insurance earned premium for as long as the loan remains outstanding.
Cost of Services and Operating Expenses
Cost of services. Cost of services primarily consists of fees paid to third-party partners for lead-generation efforts, compensation and benefits expenses relating to employees engaged in lenders’ services and claims administration activities, fees paid for actuarial services related to the development of the monthly premium program, fees for integration with loan origination systems of automotive lenders and fees paid to credit bureaus and data service providers for credit applicant data. In the near to intermediate term, we generally expect cost of services to increase as a percentage of our program fee revenue as we continue to expand our third-party partner relationships.
General and administrative expenses. General and administrative expenses are comprised primarily of expenses relating to corporate-level employee compensation and benefits, non-cash share-based compensation, travel, meals and entertainment expenses, data and software expenses and professional and consulting fees. In the near to intermediate term, we expect general and administrative expenses to remain relatively constant.
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits of employees engaged in selling and marketing activities. We generally expect selling and marketing expenses to increase, as a percentage of our program fee revenue, in the near to immediate term as we continue to expand our sales and marketing team.
Research and development expenses. Research and development expenses consist primarily of compensation and benefits expenses for employees engaged in ongoing research and development of our software technology platform. We generally expect our research and development costs to increase in absolute dollars as our business continues to grow.
Other Income (Expense)
Interest expense. Interest expense primarily includes interest payments and the amortization of deferred financing costs in connection with the issuance of our debt.
Gain on extinguishment of tax receivable agreement. Gain on extinguishment of tax receivable agreement reflects gain recognized upon the early termination of our tax receivable agreement with our Predecessor in 2021.

Loss on extinguishment of debt. Loss on extinguishment of debt primarily reflects unamortized deferred financing costs, which were written off in connection with the refinancing of our Term Loan due 2027 on March 19, 2021.
Results of Operations
The following table sets forth our results of operations for the periods indicated and comparisons to the prior year periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in thousands)
Revenue
Profit share	$26,523	$35,447	(25)%	$83,990	$102,019	(18)%
Program fees	21,845	21,638	1%	62,302	57,146	9%
Claims administration and other service fees	2,293	1,807	27%	6,481	4,860	33%
Total revenue	50,661	58,892	(14)%	152,773	164,025	(7)%
Cost of services	5,199	6,380	(19)%	15,072	13,882	9%
Gross profit	45,462	52,512	(13)%	137,701	150,143	(8)%
Operating expenses
General and administrative	9,335	7,197	30%	24,785	23,790	4%
Selling and marketing	5,981	3,308	81%	13,708	8,659	58%
Research and development	2,355	1,268	86%	6,366	2,632	142%
Total operating expenses	17,671	11,773	50%	44,859	35,081	28%
Operating income	27,791	40,739	(32)%	92,842	115,062	(19)%
Interest expense	(1,608)	(959)	68%	(3,535)	(5,370)	(34)%
Interest income	321	35	817%	368	177	108%
Gain on extinguishment of tax receivable agreement	—	—	—%	—	55,422	(100)%
Loss on extinguishment of debt	—	—	—%	—	(8,778)	(100)%
Other income (expense)	(239)	3	(8,067)%	(239)	(130)	84%
Income before income taxes	26,265	39,818	(34)%	89,436	156,383	(43)%
Income tax expense	1,736	10,404	(83)%	18,627	38,141	(51)%
Net income	$24,529	$29,414	(17)%	$70,809	$118,242	(40)%
Key Performance Measures
The following table sets forth key performance measures for the periods indicated and comparisons to the prior year periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

Certified loans	42,186	49,332	(14)%	130,661	129,058	1%
Single-pay	36,470	44,243	(18)%	115,557	114,341	1%
Monthly-pay	5,716	5,089	12%	15,104	14,717	3%
Average program fees	$518	$439	18%	$477	$443	8%
Single-pay	$475	$410	16%	$440	$414	6%
Monthly-pay	$793	$686	16%	$762	$669	14%

Comparison of Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Profit share
New certified loan originations	$24,853	$27,932	$76,855	$77,605
Change in estimated future revenues	1,670	7,515	7,135	24,414
Total profit share	26,523	35,447	83,990	102,019

Program fees	21,845	21,638	62,302	57,146

Claims administration and other service fees	2,293	1,807	6,481	4,860
Total revenue	$50,661	$58,892	$152,773	$164,025

Total revenue decreased by $8.2 million, or 14%, during the three months ended September 30, 2022, as compared to the same period in 2021, primarily driven by an $8.9 million decrease in profit share revenue discussed below, which was partially offset by increased program fee and claims administration fee revenues of $0.2 million and $0.5 million, respectively, as compared to the same period in 2021.
Total revenue decreased by $11.3 million, or 7%, during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily driven by an $18.0 million decrease in profit share revenue, which was partially offset by increased program fee and claims administration fee revenues of $5.2 million and $1.6 million, respectively, as compared to the same period in 2021.
Profit share revenue decreased by $8.9 million and $18.0 million, or 25% and 18%, during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. During the three months ended September 30, 2022, we recorded $24.9 million in anticipated profit share associated with 42,186 certified loans for an average of $589 per loan as compared to $27.9 million in anticipated profit share associated with 49,332 certified loans for an average of $566 per loan during the three months ended September 30, 2021. During the nine months ended September 30, 2022, we recorded $76.9 million in anticipated profit share associated with 130,661 certified loans for an average of $588 per loan as compared to $77.6 million in anticipated profit share associated with 129,058 certified loans for an average of $601 per loan during the nine months ended September 30, 2021.
In addition, during the three and nine months ended September 30, 2022, we recorded $1.7 million and $7.1 million, respectively, in estimated future revenue related to business in historic vintages primarily as a result of lower severity of losses, as compared to $7.5 million and $24.4 million in estimated future revenue related to business in historic vintages during the three and nine months ended September 30, 2021, respectively.
Program fees revenue increased $0.2 million and $5.2 million or 1% and 9%, for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The increase in program fee revenue for the three months ended September 30, 2022 was driven by higher unit economics per certified loan, offset by a 14% decrease in certified loan volume, as compared to the prior year period. The increase in program fee revenue for the nine months ended September 30, 2022 was driven by higher unit economics per certified loan and a 1% increase in certified loan volumes, as compared to the prior year period.
Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ annual earned premium, increased $0.5 million and $1.6 million, or 27% and 33%, respectively, for the three and nine months ended September 30, 2022, as compared to the same periods in the prior year, due to 30% and 35% increases, respectively, in total earned premiums.

Cost of Services, Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Total revenue	$50,661	$58,892	$152,773	$164,025
Cost of services	5,199	6,380	15,072	13,882
Gross profit	$45,462	$52,512	$137,701	$150,143
Gross margin	90%	89%	90%	92%
Cost of services decreased $1.2 million, or 19%, during the three months ended September 30, 2022, as compared to the same period in the prior year, primarily due to one-time costs of $1.4 million associated with customer implementations incurred during the three months ended September 30, 2021, partially offset by higher employee compensation and benefit costs of $0.2 million associated with the growth of our implementation and claims administration operations. Cost of services increased $1.2 million, or 9% during the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to increased fees of $1.1 million paid to third party partners for lead-generation efforts, higher employee compensation and benefit costs of $0.9 million associated with the growth of our implementation and claims administration operations, and increased system integration fees of $0.4 million, partially offset by one-time costs associated with customer implementation efforts of $1.4 million incurred during the nine months ended September 30, 2021.
Gross profit decreased by $7.1 million, or 13%, during the three months ended September 30, 2022, as compared to the same period in 2021, primarily driven by a decrease in anticipated profit share on historic vintages, as discussed above, partially offset by increases in both program fees and claims administration service fees. Gross profit decreased by $12.4 million, or 8%, during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily driven by a decrease in anticipated profit share on historic vintages offset by increases in both program fees and claims administration service fees, as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Total revenue	$50,661	$58,892	$152,773	$164,025
Gross profit	45,462	52,512	137,701	150,143
Operating expenses
General and administrative	9,335	7,197	24,785	23,790
Selling and marketing	5,981	3,308	13,708	8,659
Research and development	2,355	1,268	6,366	2,632
Total operating expenses	17,671	11,773	44,859	35,081
Operating income	$27,791	$40,739	$92,842	$115,062
Operating margin	55%	69%	61%	70%
General and administrative expenses increased by $2.1 million, or 30%, during the three months ended September 30, 2022 as compared to the same period last year, primarily driven by increased professional fees of $1.6 million and higher corporate employee compensation and benefit costs of $0.3 million. General and administrative expenses increased by $1.0 million, or 4%, during the nine months ended September 30, 2022, as compared to the same period last year, primarily driven by higher corporate employee compensation and benefit costs of $0.9 million.
Selling and marketing expenses increased $2.7 million, or 81%, during the three months ended September 30, 2022, as compared to the same period last year, primarily driven by increases in employee compensation and benefit costs of $2.1 million associated with our investment in our sales, account management and marketing operations, as well as increases in travel and marketing costs of $0.5 million associated with increased levels of business activity. Selling and marketing expenses increased $5.0 million, or 58%, during the nine months ended September 30, 2022, as compared to the prior year period, primarily due to increases in employee compensation and benefit costs of $3.2 million, as well as increases in expenses related to travel, marketing and business development of $1.5 million associated with increased levels of business activity.

Research and development expenses increased $1.1 million, or 86%, and $3.7 million, or 142%, during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to increases in employee compensation and benefit costs and other services associated with our investment in research and development technology.
Operating income decreased by $12.9 million, or 32%, for the three months ended September 30, 2022, as compared to the prior year period, primarily driven by decreased estimated profit share on historic vintages, as well as increases in operating expenses related to general and administrative, selling and marketing, and research and development, as discussed above.
Operating income decreased by $22.2 million, or 19%, for the nine months ended September 30, 2022, as compared to the prior year period, primarily driven by decreased estimated profit share on historic vintages, as well as increases in cost of services and operating expenses, offset by increases in program fees and claims administration service fees.
Interest Expense
During the three and nine months ended September 30, 2022, interest expense was $1.6 million and $3.5 million, respectively, as compared to $1.0 million and $5.4 million during the three and nine months ended September 30, 2021, respectively. Interest expense decreased $1.8 million or 34% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily as a result of lower borrowing costs in 2022 compared to the prior year.
Income Taxes
During the three and nine months ended September 30, 2022, we recognized income tax expense of $1.7 million and $18.6 million, respectively, as compared to $10.4 million and $38.1 million for the same periods in 2021. The effective tax rate for the three and nine months ended September 30, 2022 was 6.6% and 20.8%, respectively, as compared to an effective tax rate of 26.1% and 24.4%, respectively, for the same periods in 2021. Income tax expense decreased $8.7 million, or 83% and $19.5 million, or 51% during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, primarily as a result of the 34% and 43% decrease in income before income taxes, respectively, as well as the recognition of a discrete tax benefit associated with the enactment of state tax legislation with a retroactive effective date of January 1, 2022 (refer to Note 7 – Income Taxes, for further discussion).
Liquidity and Capital Resources
Cash Flow and Liquidity Analysis
We assess liquidity primarily in terms of our ability to generate cash to fund operating and investing activities. A significant portion of our cash from operating activities is derived from our profit share arrangements with our insurance partners, which are subject to judgments and assumptions and is, therefore, subject to variability. We believe that our existing cash resources and revolving credit facility will provide sufficient liquidity to fund our near-term working capital needs. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth, operating capital requirements and capital market conditions. Refer to “Critical Accounting Policies and Estimates” in this Quarterly Report on Form 10-Q and our Annual Report for a full description of the related estimates, assumptions, and judgments.
Based on our assessment of the underlying provisions and circumstances of our contractual obligations, other than the risks that we and other similarly-situated companies face with respect to the condition of the capital markets (as described in “Risk Factors” in our Annual Report), there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.
The following table provides a summary of our cash flow data:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$84,997	$68,423
Net cash used in investing activities	(637)	(1,785)
Net cash provided by (used in) financing activities	1,287	(77,026)
Cash Flows from Operating Activities
Our cash flows provided by operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.

The following table summarizes the non-cash adjustments in the operating activities in the statement of cash flows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net income	$70,809	$118,242
Deferred income taxes and other non-cash expenses	(2,920)	23,136
Non-cash (gains) losses, net	—	(46,644)
Change in contract assets	13,016	(24,920)
Change in other assets and liabilities	4,092	(1,391)
Net cash provided by operating activities	$84,997	$68,423
Net cash provided by operating activities for the nine months ended September 30, 2022 is primarily attributable to operating income increased by the net change in contract assets, other assets and liabilities and reduced by income taxes paid. The increase in net cash provided by operating activities of $16.6 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily attributable to increased cash collections of $25.0 million related to profit share and program fees revenue, partially offset by increased income tax paid of $8.1 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
Cash Flows from Investing Activities
For the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $0.6 million and $1.8 million, respectively. For the nine months ended September 30, 2022 and 2021, the investments primarily related to computer software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in and provided by financing activities primarily consist of principal payments of debt, deferred financing costs and proceeds from debt.
For the nine months ended September 30, 2022, net cash provided by financing activities was $1.3 million. The cash inflow of $150.0 million relates to proceeds from our New Term Loan due 2027, which paid off our existing debt as of that date, less $1.0 million in deferred financing costs associated with the loan. Debt principal payments were $122.7 million, primarily related to payment in full of the Term Loan due 2026. In addition, we paid off all amounts outstanding under the March 2021 Revolving Credit Facility totaling $25.0 million.
For the nine months ended September 30, 2021, net cash used in financing activities was $77.0 million. The cash used primarily consisted of $36.9 million in early termination and settlement of the tax receivable agreement with our Predecessor, $20.0 million related to our repurchase of 612,745 shares of our common stock held in treasury stock and debt principal payments of $168.4 million, primarily related to the payment in full of the Term Loan due 2027 in March 2021. In addition, we paid down the March 2021 Revolving Credit Facility by $25.0 million. The cash inflow relates to $175.0 million in proceeds associated with the March 2021 Credit Agreement, which refinanced our existing debt as of that date, less $1.7 million in deferred financing costs associated with this facility.
Debt
As of September 30, 2022, we had no amounts outstanding under our New Revolving Credit Facility and $150.0 million related to our New Term Loan due 2027, the proceeds of which were used primarily to pay off outstanding amounts under the March 2021 Credit Agreement and pay transaction costs related to the First Amendment. We will use the remaining proceeds for working capital and other general corporate purposes.
Dividend
Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in the agreements governing our existing indebtedness and may be limited by the agreements governing other indebtedness which we or our subsidiaries may incur in the future.

Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by management to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe this measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. This measure further provides useful analysis of period-to-period comparisons of our business, as it excludes the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income, excluding interest expense, income taxes, depreciation and amortization expense, share-based compensation expense, gain on extinguishment of tax receivable agreement and loss on extinguishment of debt. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.
The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for the periods indicated:

Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$24,529	$29,414	$70,809	$118,242
Non-GAAP adjustments:
Interest expense	1,608	959	3,535	5,370
Income tax expense	1,736	10,404	18,627	38,141
Depreciation and amortization expense	233	201	680	590
Share-based compensation expense	1,295	1,098	3,564	2,726
Gain on extinguishment of tax receivable agreement	—	—	—	(55,422)
Loss on extinguishment of debt	—	—	—	8,778
Total adjustments	4,872	12,662	26,406	183
Adjusted EBITDA	29,401	42,076	97,215	118,425
Total revenue	$50,661	$58,892	$152,773	$164,025
Adjusted EBITDA margin	58%	71%	64%	72%
For the three and nine months ended September 30, 2022, Adjusted EBITDA decreased by $12.7 million, or 30% and $21.2 million, or 18%, respectively, as compared to the same periods in 2021. The decrease in Adjusted EBITDA during the three and nine months ended September 30, 2022 reflects the decrease in operating income primarily driven by the decrease in estimated future revenues on historical vintages.
Critical Accounting Policies and Estimates
We had no material changes during the three and nine months ended September 30, 2022 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of our critical accounting policies and estimates.
Contractual Obligations
We had no material changes in our contractual commitments and obligations during the three and nine months ended September 30, 2022 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operations include activities in the U.S. These operations expose us to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes toward vehicle ownership. We monitor and manage these financial exposures as an integral part of our overall risk management program.
Market Risk
In the normal course of business, we are exposed to market risk and have established policies designed to protect against the adverse effects of this exposure. We are exposed to risks associated with general economic conditions and the impact of the economic environment on the willingness of consumers to finance auto purchases. Consumer spending and borrowing patterns related to auto purchases are influenced by economic factors such as unemployment rates, inflation, interest rate levels, changes in monetary and related policies, market volatility and overall consumer confidence. We also face risk from competition to acquire, maintain and develop new relationships with auto lenders, as well as competition from a wide variety of auto lenders who are (or are affiliated) with financial institutions and have capacity to hold loans on their balance sheets.
Concentration Risk
We rely on our three largest insurance partners for a significant portion of our profit share and claims administration service fee revenues. Termination or disruption of these relationships could materially and adversely impact our revenue.
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds. Our New Term Loan due 2027 also exposes us to changes in short-term interest rates since interest rates on the underlying obligations are variable.
As of September 30, 2022, we had outstanding amounts of $150.0 million under the New Term Loan due 2027 and no amounts outstanding under the New Revolving Credit Facility, both of which are scheduled to mature on September 9, 2027. Borrowings under our Credit Agreement bear interest at a rate equal to Adjusted SOFR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.150% to 0.225% per annum on the average daily unused portion of the New Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, regardless of how well they were designed and are operating, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Russia’s invasion of Ukraine and the resulting economic sanctions imposed by the international community have impacted the global economy, particularly with respect to shortages in materials and increased costs for transportation and energy. These events have disrupted and may continue to disrupt the supply chains of automakers and their captive finance companies, which may lead to fewer vehicles being produced, fewer automotive loans overall and diminished demand for LPP. The invasion of Ukraine by Russia also could lead to other supply chain disruptions, increased inflationary pressures and volatility in global markets and industries that could negatively impact our operations. Furthermore, the potential for retaliatory acts of cyberwarfare from Russia against U.S. companies in response to increasing sanctions on Russia could result in increased cyber-attacks against us. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results and the effects of the ongoing conflict in Ukraine could heighten many of our known risks described in Part I, Item 1A, “Risk Factors” in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended September 30, 2022.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
7/1/2022-7/31/2022	—	—	—	—
8/1/2022-8/31/2022	1,671	$10.91	—	—
9/1/2022-9/30/2022	—	—	—	—
Total	1,671	$10.91	—	—
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

10.1
First Amendment to Credit Agreement, dated as of September 9, 2022, by and among Open Lending Corporation as borrower, certain subsidiaries of Open Lending Corporation as guarantors, the financial institutions party thereto as lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 15, 2022).

10.2	Employment Agreement by and between the Company and Keith A. Jezek, dated October 6, 2022 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 6, 2022).

10.3	Transition Services Agreement by and between the Company and John J. Flynn, dated October 6, 2022 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on October 6, 2022).

10.4	Advisory and Consulting Services Agreement by and between the Company and Ross M. Jessup, dated October 17, 2022 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 18, 2022).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101*
The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets (Unaudited)

(ii) Condensed Consolidated Statement of Operations (Unaudited)

(iii) Condensed Consolidated Statements of Stockholder’s Equity (Unaudited)

(iv) Condensed Consolidated Statements of Cash Flows (Unaudited)

(v) Notes to Condensed Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN LENDING CORPORATION

/s/ Keith A. Jezek
Keith A. Jezek
Chief Executive Officer (Principal Executive Officer)

/s/ Charles D. Jehl
Charles D. Jehl
November 4, 2022	Chief Financial Officer (Principal Financial and Accounting Officer)