Form 10-K
period 2022-12-31
Open Lending Corp
filed 2023-02-28
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $10.23 for shares of the Registrant’s common stock as reported by the Nasdaq, was approximately $0.9 billion. Shares of common stock beneficially owned by each executive officer, director and holders of more than 10% of the Registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 27, 2023, the registrant had 123,687,207 outstanding shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2023 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
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
•general and administrative expenses, selling and marketing expenses and research and development expenses in absolute dollars and as a percentage of revenue;
•the impact of projected operating cash flows and available cash on hand on our business operations in the future;
•the turnover in automotive lenders, as well as varying activation rates and volatility in usage of our Lenders Protection Platform by automotive lenders;
•the outcome of any known and unknown litigation and regulatory proceedings, including such legal proceedings that may be instituted in connection with the Business Combination (as defined in Item 1—Business) and transactions contemplated thereby;
•the ability to maintain the listing of our common stock on the Nasdaq Stock Market LLC (“Nasdaq”);
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
•applicable taxes, inflation, supply chain disruptions, including global hostilities and responses thereto, interest rates and the regulatory environment; and
•the effects of the ongoing coronavirus (“COVID-19”) pandemic on our business.
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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in Item 1A—Risk Factors and elsewhere in this Annual Report. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report. You should not rely upon forward-looking statements as predictions of future events.

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

Item 1.     Business
Company
Open Lending Corporation, headquartered in Austin, Texas, provides loan analytics, risk-based loan pricing, risk modeling and automated decision technology for automotive lenders throughout the United States (“U.S.”), which enables each lending institution to book near-prime and non-prime automotive loans, coupled with real-time underwriting of loan default insurance, out of their existing business flow. We also operate as a third-party administrator that adjudicates insurance claims and premium adjustments on automotive loans.
Nebula Acquisition Corporation (“Nebula”) was originally incorporated in Delaware on October 2, 2017 as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 10, 2020 (the “Closing Date”), Nebula entered into a business combination pursuant to that certain Business Combination Agreement by and among Nebula, Open Lending, LLC (“Predecessor”), BRP Hold 11, Inc. (the “Blocker”), the Blocker’s sole stockholder, Nebula Parent Corp., NBLA Merger Sub LLC, NBLA Merger Sub Corp., and Shareholder Representative Services LLC, as the security holder representative (the “Business Combination”).
Unless the context otherwise requires, “we,” “us,” “our,” “Open Lending,” and the “Company” refers to Open Lending Corporation, the combined company and its subsidiaries following the Business Combination. Refer to Note 3—Business Combination for further discussion on the Business Combination.
We have evaluated how the Company is organized and managed and have identified only one operating segment. All of our operations and assets are in the U.S., and all of our revenues are attributable to U.S. customers.
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $18.3 billion in automotive loans, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 438 active lenders.
Lenders Protection Platform
Our flagship product, Lenders Protection Platform (“LPP”), is a cloud-based automotive lending platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to insurance companies. The platform uses risk-based pricing models that enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. Our proprietary risk models project loan performance including expected losses and prepayments in arriving at the optimal rate. With five second decisioning, LPP generates a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. LPP risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and Fair Credit Reporting Act (“FCRA”) compliant alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
LPP is powered by technology that delivers speed and scalability in providing interest rate decisioning to automotive lenders through electronic system integration. It supports the full transaction lifecycle, including credit application, underwriting, real-time insurance approval, settlement, servicing, invoicing of insurance premiums and fees and advanced data analytics of automotive lender’s portfolio under the program.
A key element of LPP is the unique database that drives risk decisioning using data accumulated for more than 20 years. When a loan is insured at origination, certain attributes of the transaction are stored in our database. Through the claims management process, we ultimately obtain loan life performance data on each insured loan. Having granular origination and performance data allows our data scientists and actuaries to evolve and refine risk models.

Our Business Model
We target the financing needs of near-prime and non-prime borrowers, or borrowers with a credit bureau score generally between 560 and 699, who are underserved in the automotive finance industry. Traditional automotive lenders focus on prime borrowers, where an efficient market has developed with interest rate competition that benefits borrowers. Borrowers who must utilize the near-prime and non-prime automotive lending market have fewer lenders focused on loans with longer terms or higher interest rates. As a result, many near-prime and non-prime borrowers turn to sub-prime lenders, resulting in higher interest rate loan offerings than such borrower’s credit profile often merits or warrants. We seek to make the near-prime and non-prime market more competitive, resulting in more attractive loan terms.
We operate a business-to-business model. Our customers are automotive lenders. LPP enables automotive lenders to expand their lending guidelines to offer loans to borrowers with lower credit scores, potentially leading to increased loan originations and higher loan advance rates. LPP integrates directly with automotive lenders’ existing loan origination systems, facilitating electronic delivery of all-inclusive loan rates in real-time to automotive lenders. LPP is designed to provide a real-time experience for automotive lenders that is intuitive and easy to use.
We have exclusivity agreements with insurance carriers who provide default insurance to automotive lenders on individual automotive loans processed through LPP, which underwrites the risk on each loan application. The insurance carriers issue default insurance to our customers, thereby creating a direct contractual relationship between the insurer and the lender. We allocate loan applications to insurance carriers based on pre-determined percentages, which are embedded within LPP.
The insurance carriers contract with our wholly owned subsidiary, Insurance Administrative Services, LLC (“IAS”), to perform claims administration and in turn pay us administrative fees representing a portion of the insurance premiums paid by the automotive lenders. IAS provides continuity of customer service and allows for a seamless experience between LPP, insurance carriers and automotive lenders.
We refer to loans facilitated through LPP as certified loans based on the date the loan is awarded to the consumer. We generate revenue of approximately 4% of the balance on each certified loan. Revenue is comprised of program fees paid by automotive lenders for the use of LPP to underwrite loans; fees paid by insurers for claims administration services; and profit-sharing with insurers that provide default insurance to automotive lenders. Approximately 73% of the expected revenue is collected in the first 12 months after loan origination, with the balance comprised of administration fees and underwriting profit share that are realized over the remaining life of the loan.
LPP program fees vary as a percentage of the loan amount, averaging $488 per loan in 2022, and are recognized upon receipt of the loan by the consumer. The program fee is paid either in one single payment in the month following loan certification or in equal monthly payments over the 12 months following loan certification. Claims management administration fees are calculated as 3% of monthly insurance earned premium for as long as a loan remains outstanding. The administration fee is recognized monthly as earned and decreases over time as the loan amortizes. Profit share represents our participation in the underwriting profit generated through the use of LPP. We receive 72% of the aggregate monthly insurance underwriting profit on each insurer’s portfolio, calculated as the monthly premium earned by the carrier less the carrier’s expenses and incurred losses. The underwriting profit on each loan is earned upfront and received over its life, with the majority received in the first 12 months of the loan. In 2022, LPP generated, on average, $579 in profit share revenue per loan, which excludes the change in estimate associated with profit share reported on loans certified in prior periods. We refer to the prior periods as historic vintages.
We believe the automotive industry is still seeking solutions to address the near-prime and non-prime borrower market. The near-prime and non-prime automotive loan origination market is a large, underserved sector, estimated at $270 billion annually. We currently serve approximately 2% of this market, providing a significant growth opportunity. In addition, our market opportunity related to the refinancing of near-prime and non-prime automotive loans is estimated at $40 billion annually.
Our Ecosystem
LPP enables the parties in our robust ecosystem to benefit from the ability to integrate with one another through our platform, which we believe improves the volume and quality of lending options made available to both lenders and borrowers in the automotive market.
Automotive Lenders
Our customers are credit unions, regional banks, finance companies and the captive finance companies of automakers that use LPP. Our customers rely on us to assist in insuring against loan defaults by pairing them with highly rated insurance companies that mitigate the added risk associated with lending to near-prime and non-prime borrowers.

We support new and used automotive loans originated through a number of channels, including direct loans where the customer interfaces directly with the lender, indirect loans through networks of auto dealers who work with our lenders, and in targeted refinance programs implemented by our lenders.
Insurance Carriers
As of December 31, 2022, we partnered with four insurance carriers to provide auto loan default insurance policies for LPP certified loans. Our carrier partners are required to maintain not less than “A-” Financial Strength Rating by A.M. Best insurance rating company.
In addition, on January 24, 2023, Continental Casualty Company (“CNA”), one of our insurance carriers, informed us of their intent not to renew their producer and claims service agreements with us when they expire on December 31, 2023. CNA will continue to provide auto loan default insurance policies for LPP certified loans until the terms of its producer and claims service agreements expire on December 31, 2023, unless mutual agreements with CNA are reached to transition new originations to our other insurance carriers prior to December 31, 2023. In addition, CNA will continue to service and provide claim funding for any of its existing default insurance policies for the remaining life of the loans associated with such policies. During the period until the expiration of these agreements, we expect to transition our customers who use CNA to our other insurance carriers.
See “Item 1A—Risk Factors—Risks Related to Our Business—If we lose one of more of our insurance carriers and are unable to replace their commitments, it could have a material adverse effect on our business.”
Borrowers
We address the financing needs of borrowers with a credit score generally between 560 and 699, also referred to as consumers. We seek to meet their specific needs by supporting lending opportunities through the use of LPP.
Value Proposition
Automotive Lenders
Increased loan originations. LPP allows automotive lenders to add financing solutions and increase underwriting and credit protection solutions that we believe enable such automotive lenders to make more near-prime and non-prime loans with attractive risk return profiles. With LPP, automotive lenders are able to make loans on additional vehicles, including financing on older model vehicles, higher mileage used vehicles, longer loan terms and on after-market product sales.
Higher loan advance rates. LPP may enable higher loan advances relative to vehicle value on auto loans. With LPP, indirect lenders are able to offer a higher payment to income ratio allowing automotive lenders and dealers to receive internal approvals more often on requested loan structures instead of receiving counteroffers at lower loan advance rates.
Ability to finance older model year vehicles. LPP underwriting allows automotive lenders to advance loans on used vehicles up to eleven model years old, compared to four to seven model years under traditional automotive loan models.
Ability to finance higher mileage vehicles and longer loan terms. Many automotive lenders limit mileage on eligible vehicles to 100,000 miles or less. LPP underwriting guidelines allow automotive lenders to underwrite loans for eligible vehicles up to 150,000 miles, enabling automotive lenders to finance the purchase of vehicles with higher mileage and expanding the sales reach of lenders and dealers. In addition, LPP supports loan terms up to 84 months for qualified new and used vehicles allowing lenders to better serve near-prime and non-prime customers.
Higher allowance for after-market product sales. A material profit center for auto dealers is the profit on the sale of after-market products such as Guaranteed Asset Protection insurance, or insurance covering the difference between the loan balance and insurance proceeds when a vehicle is damaged, vehicle warranties and extended service plans. Automotive lenders generally impose a maximum limit on the amount of after-market products that can be included in the loan balance. With LPP, the maximum limit on after-market products that can be included in the loan balance is generally higher, allowing dealers the opportunity to make higher profits. If the automotive lender has a significant flow of direct to consumer auto loans, they also have the ability to sell these products and generate incremental fee income from higher after-market product sales.
Increased profitability and higher risk-adjusted return on assets. In an effort to manage risk, most automotive lenders concentrate their loan portfolios in super prime and prime auto loans. Automotive lenders’ appetite for these loans results in a very efficient market where competition is expressed through interest rates. For automotive lenders that do not have size and scale, the result is a compressed return on assets on their super prime and prime loan portfolios. The near-prime and non-prime segment is much less efficient and consumer behavior is driven more by monthly loan payments than interest rates. We believe LPP enables automotive lenders to generate higher returns on assets and equity than traditional prime and super prime portfolios with a risk profile supported by credit default protection from highly rated insurers. Additionally, many of the loans generated using LPP have already been processed and denied through the automotive lender’s loan origination system. The automotive lenders already incur costs for processing such loans and LPP enables such lenders to convert the costs of a denied loan into an earning asset.
Loss mitigation on near-prime and non-prime loans. Near-prime and non-prime auto loans carry more risk and higher losses than super prime and prime auto loans. The default insurance coverage offered to our customers transfers the majority of the risk and increased losses to the insurers.
Intuitive solution with seamless integration. With five second decisioning, LPP is an intuitive, easy to use technology platform. LPP can be integrated into the existing loan origination system of financial institutions and automotive lenders. This streamlined workflow makes borrower point-of-sale financing available for automotive lenders of all sizes.
Insurance Carriers
Access to our proprietary technology and lenders. Over the past two decades, we have built and refined our technology in an effort to deliver significant value to automotive lenders. We believe our insurance carrier partners would require significant time and investment to build such a technology solution and lender network.
No customer acquisition cost and limited operating expenses. LPP alleviates the need for its insurance carrier partners to bear any marketing, software development or technology infrastructure costs to insure loans. In addition, by providing claims administration services, we minimize the insurer carriers’ administrative burden in servicing insurance policies.
Diversified risk with increased return on equity. Auto loan default coverage is a relatively unique line of insurance for insurers and, historically, our insurance carrier partners have experienced significant underwriting profitability.
Borrowers
Lower interest rates. Given the costs and financial goals of our automotive lenders and the specific risks posed by each loan, the goal of LPP is to find the lowest interest rate for borrowers.
Increased approvals and higher loan amounts. We believe that automotive lenders using LPP are able to provide more loan approvals to near-prime and non-prime borrowers. Loans approved with LPP typically have higher loan advance rates relative to vehicle value than loans from lenders that do not use LPP.
Reduction or elimination of loan down payments. We believe the higher loan advance rate on loans approved with LPP results in reduction or elimination in the amount of down payment required of borrowers.
Lower monthly payments. Near-prime and non-prime borrowers are more sensitive to monthly payment requirements than interest rates. By allowing longer loan terms, LPP may lead to lower monthly payments for borrowers. By eliminating or reducing down payments and lowering monthly payments, LPP lowers monthly borrowing costs, giving borrowers more disposable income.
Seasonality

We have experienced in the past, and may continue to experience, seasonal fluctuations in our volumes and revenues as a result of consumer spending patterns for the purchase of automobiles. Operating expenses show less seasonal fluctuation, with the result that net income is subject to the similar seasonal factors as our volumes and revenues.
Competition
We experience competition to sign and maintain automotive lenders and to facilitate funding of near-prime and non-prime auto loans. LPP, which combines lending enablement, risk analytics, near-prime and non-prime auto loan performance data, real-time loan decisioning, risk-based pricing and auto loan default insurance, is a unique solution for which we have not identified any direct competitors.
We compete with loan origination system providers that perform custom underwriting rules and loan underwriting, as well as third-party lending-as-a-service companies that provide turn-key loan origination systems.
The near-prime and non-prime lending market is highly fragmented and competitive. We face competition from a diverse landscape of consumer lenders, including traditional banks and credit unions, as well as alternative technology-enabled lenders. Many of our competitors are (or are affiliated with) financial institutions with the capacity to hold loans on their balance sheets. These would include money center banks, super-banks, banks, captive finance companies of automakers and sub-prime lenders.

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
The regulatory framework to which we are subject includes U.S. federal, state and local laws, regulations and rules. U.S. federal, state and local governmental authorities, including state financial services and insurance regulatory agencies, have broad oversight and supervisory authority over our business. Federal and state agencies also have broad enforcement powers over us, including powers to investigate our business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law.
Our business requires compliance with several regulatory regimes, including consumer lending. In particular, the laws which we may be subject to directly or indirectly include, but are not limited to, the following:
•state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, and unfair or deceptive business practices;
•the Truth-in-Lending Act, and its implementing Regulation Z, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions;
•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce;
•Section 1031 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank” or the “Dodd-Frank Act”), which prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”), in connection with any consumer financial product or service;
•the Equal Credit Opportunity Act, and its implementing Regulation B, which prohibit creditors from discriminating against credit applicants regarding any aspect of a credit transaction on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or any applicable state law;
•the FCRA, and its implementing Regulation V, as amended by the Fair and Accurate Credit Transactions Act, which promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies and imposes certain notice and disclosure obligations on the users of consumer reports and credit scores;
•the Gramm-Leach-Bliley Act (“GLBA”), and the California Consumer Protection Act, which includes limitations on the disclosure of consumer information (e.g., nonpublic personal information) by financial institutions and their service providers about a consumer to non-affiliated third-parties, in certain circumstances requires financial institutions to limit the use and further disclosure of consumer information by non-affiliated third-parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and non-affiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;
•the California Consumer Privacy Act, the Colorado Privacy Act, Virginia’s Consumer Data Protection Act, and other state and local data privacy and security laws that may be enacted from time to time;
•the Electronic Fund Transfer Act, and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts; and
•the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures.
We are also subject to state insurance, insurance brokering, insurance agency regulations, third-party administration company statutes and similar statutes.
The number and complexity of these laws, discussed below, present compliance and litigation risks from inadvertent error and omissions which we may not be able to eliminate from our operation or activities. The laws, regulations and rules described above are subject to legislative, administrative and judicial interpretation, and some of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted laws and regulations can result in ambiguity with respect to permitted or prohibited conduct under these laws and regulations. Any ambiguity under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class-action lawsuits, with respect to our compliance with applicable laws and regulations.
Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activity regarding consumer finance and insurance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing. We must comply with state licensing requirements to conduct our business. Lenders Protection, LLC, our wholly owned subsidiary (“Lenders Protection”), is licensed as a property and casualty insurance agency and regulated by the insurance regulator in each state in which we operate. All sales personnel are individually licensed as property and casualty insurance agents in each state in which they operate. All claims adjusters are individually licensed to adjudicate claims in all states where claims licenses are required. In those states where it is required, IAS is licensed as a third-party claims administration entity and is regulated by the insurance regulator in each state in which licensing is required.
We are supervised by regulatory agencies under U.S. law. From time to time, we may receive examination requests that require us to provide records, documents and information relating to our business operations. State attorneys general, state licensing regulators, and state and local consumer protection offices as well as federal agencies (e.g., the Consumer Financial Protection Bureau) have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities.
Employees and Human Capital Resources
Our employees are a critical component of our success. As of December 31, 2022, we had 180 employees, primarily located in the greater Austin, Texas area. We consider our relationship with our employees to be good and strive to maintain a mission-driven culture with a focus on employee input and well-being. Our core values are integrity, accountability, quality, commitment, perseverance, respect and teamwork.
We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs.
The safety, health and wellness of our employees is a top priority. On an ongoing basis, we promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, parental leave, on-site gym, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.
Available Information
Our website address is www.openlending.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.
Item 1A. Risk Factors
A description of the material and other risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our audited consolidated financial statements and notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.

Summary of Risk Factors
Risks Related to Our Business
•Our results of operations and continued growth depend on our ability to retain existing and attract new automotive lenders, and a significant percentage of program fee revenue for us is concentrated with our top ten customers.
•Our revenue is impacted, to a significant extent, by the general economy and the financial performance of automotive lenders.
•The ongoing global semiconductor chip supply shortage has negatively affected, and may continue to negatively affect, our business.
•Our results depend, to a significant extent, on the active and effective adoption of LPP by automotive lenders.
•If we lose one or more of our insurance carriers and are unable to replace their commitments, it could have a material adverse effect on our business.
•Privacy concerns or security breaches relating to LPP could result in economic loss, damage our reputation, deter users from using our products and expose us to legal penalties and liability.
•Changes in market interest rates have and could continue to have an adverse effect on our business.
•Our vendor relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business.
•Fraudulent activity could negatively impact our business and could cause automotive lenders to be less willing to originate loans or insurance carriers to be less willing to underwrite policies through the use of LPP.
•Cyber-attacks and other security breaches could have an adverse effect on our business.
•Disruptions in the operation of our computer systems and third-party data centers could have an adverse effect on our business.
•If the underwriting models we use contain errors or are otherwise ineffective, our reputation and relationships with automotive lenders and insurance carriers could be harmed and could have a material adverse effect on our business.
•We depend on the accuracy and completeness of information about consumers and any misrepresented information could adversely affect our business.
•We rely extensively on models in managing many aspects of our business. Any inaccuracies or errors in our models could have an adverse effect on our business.
•The consumer lending industry is highly competitive and is likely to become more competitive and our inability to compete successfully or maintain or improve our market share and margins could adversely affect our business.
•We may in the future expand to new industry verticals outside of the automotive industry, and failure to comply with applicable regulations, or accurately predict demand or growth in those new industries, could have an adverse effect on our business.
•The 2022 Credit Agreement (as defined hereinafter) that governs our credit facility contains various covenants that could limit our ability to engage in activities that may be in our best long-term interest.
•We may be unable to sufficiently protect our proprietary rights and may encounter disputes from time to time relating to our use of the intellectual property of third parties.
•Our risk management processes and procedures may not be effective.
•Some aspects of our platform include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
•To the extent that we seek to grow through future acquisitions, or other strategic investments or alliances, we may not be able to do so effectively.
•The global economic impacts of Russia’s invasion of Ukraine could adversely affect our business, financial condition or operating results.

Risks Related to Our Regulatory Environment
•We are subject to some federal and state consumer protection laws. The contours of the Dodd-Frank UDAAP standard remain uncertain and there is a risk that certain features of our business could be deemed to be a UDAAP.
•Our industry is highly regulated and is undergoing regulatory transformation, which results in inherent uncertainty.
•Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
Risks Related to the Business Combination and Integration of Businesses
•Our management has limited experience in operating a public company.
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
•The market price of our common stock has been and may continue to be volatile, which could cause the value of our stockholders’ investment to decline.
•Because we have no current plans to pay cash dividends on our common stock, our stockholders may not receive any return on investment unless they sell our common stock for a price greater than the purchase price.
•Certain provisions of our certificate of incorporation and bylaws could hinder, delay or prevent a change in control, which could adversely affect the price of our common stock.
Risks Related to Our Business
Our results of operations and continued growth depend on our ability to retain existing, and attract new, automotive lenders.
If automotive lenders make fewer overall automotive loans or cease to use LPP to make such loans, we will fail to generate future revenues. To attract and retain automotive lenders, we market LPP to automotive lenders on the basis of a number of factors, including loan analytics, risk-based pricing, risk modeling and automated decision-technology, as well as integration, customer service, brand and reputation. Automotive lenders are able to leverage the geographic diversity of the loans they can originate through LPP with the simplicity of our five-second, all-inclusive loan offer generation. Automotive lenders, however, have alternative sources for internal loan generation, and they could elect to originate loans through those alternatives rather than through LPP. There is significant competition for existing automotive lenders. If we fail to retain automotive lenders, and do not enroll new automotive lenders of similar size and profitability, it will have a material adverse effect on our business and future growth. There has been some turnover in automotive lenders, as well as varying activation rates and volatility in usage of our platform by automotive lenders, and this may continue or increase in the future. Agreements with automotive lenders are cancellable on thirty days’ notice and do not require any minimum monthly level of application submissions. If a significant number of existing automotive lenders decide to stop using LPP or to use other competing platforms, thereby reducing their use of LPP, it would have a material adverse effect on our business and results of operations.
Our revenue is impacted, to a significant extent, by the general economy and the financial performance of automotive lenders.
Our business, the consumer financial services industry and automotive lenders’ businesses, are sensitive to macroeconomic conditions. Economic factors such as interest rates, inflation, changes in monetary and related policies, market volatility, consumer confidence and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified borrowers to take out loans. Such conditions are also likely to affect the ability and willingness of borrowers to pay amounts owed to automotive lenders, each of which would have a material adverse effect on our business.
General economic conditions and the willingness or ability of automotive lenders to deploy capital impact our performance. Recently, the credit markets have experienced instability, resulting in credit and liquidity concerns and increased loan default rates. Many lenders have subsequently reduced their willingness to make new loans and have tightened their credit requirements.
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
New vehicle production has declined substantially in 2021 and 2022 as compared to prior years, due in large part to the global semiconductor chip supply shortage and related supply chain disruptions. As a result, new vehicle inventory in the U.S. in 2021 and 2022 was appreciably lower than in prior years. This significantly lower level of new vehicle inventory has harmed, and may continue to harm, our business. The lower level of new vehicle production has diminished the need for automotive loans, which has in turn reduced demand from our lender customers for LPP. Additionally, as chips have become more scarce, auto manufacturers have been more inclined to allocate chips to their most profitable units, which are usually their most expensive vehicles. This has reduced demand for LPP since our lender customers typically utilize LPP to facilitate more auto loans to borrowers in the near-prime and non-prime credit space who do not normally purchase the most expensive vehicles. Further, while the current supply of new vehicles is substantially lower than historical levels, the demand for new vehicles has not abated. New vehicle prices have risen accordingly, and these higher prices have pushed many would-be borrowers out of the new car market altogether.
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
Our top ten automotive lenders (including certain groups of affiliated automotive lenders) accounted for a significant percentage of the total program fee revenue in 2022. We expect to have significant concentration in our largest automotive lender relationships for the foreseeable future. In the event that one or more of our significant automotive lenders, or groups of automotive lenders terminate their relationships with us, or if one or more of our significant automotive lenders generates significantly fewer certified loans, the number of loans originated through LPP would decline, which would materially and adversely affect our business and, in turn, our revenue.
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
If we lose one or more of our insurance carriers and are unable to replace their commitments, it could have a material adverse effect on our business.
As of December 31, 2022, we relied on four insurance carriers to insure the loans generated by the automotive lenders using LPP. We have entered into separate producer and claims service agreements with each of these carriers. The producer and claims service agreements with these insurance carriers generally contain customary termination provisions that allow them to terminate the agreement upon written notice after the occurrence of certain events including, among other things, breach of the producer agreement; changes in regulatory requirements making the agreement unenforceable; or for convenience once the agreement’s fixed term has come to an end.
On January 24, 2023, CNA, one of our insurance carriers, informed us of their intent not to renew their producer and claims service agreements with us when they expire on December 31, 2023. CNA will continue to provide auto loan default insurance policies for LPP certified loans until the terms of their producer and claims service agreements expire on December 31, 2023, unless mutual agreements with CNA are reached to transition new originations to our other insurance carriers prior to December 31, 2023. In addition, CNA will continue to service and provide claim funding for any of its existing default insurance policies for the remaining life of the loans associated with such policies.
Following CNA’s departure from LPP at the end of 2023, we will continue to partner with three insurance carriers: (i) AmTrust, which is under contract through December 2028, (ii) American National Insurance Company, which is under contract through June 2026, and (iii) Arch Insurance North America, which is under contract through April 2027. If any of our other insurance carriers were to terminate their agreements with us and we are unable to replace their commitments, it could have a material adverse effect on our business, operations and financial condition.
Our financial condition and results of operations have been and may continue to be adversely affected by the impact of the COVID-19 pandemic.
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
We have experienced rapid growth, which may be difficult to sustain, and which may place significant demands on operational, administrative and financial resources.
Our growth has caused significant demands on operations, marketing, compliance and accounting infrastructure, and has resulted in increased expenses, which we expect to continue as we grow. In addition, we are required to continuously develop and adapt systems and infrastructure in response to the increasing sophistication of the consumer finance market and regulatory developments relating to existing and projected business activities and those of automotive lenders. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources.

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
Reputational risk, or the risk of negative publicity or to public opinion, is inherent to our business. Recently, consumer financial services companies have experienced increased reputational harm as consumers and regulators take issue with certain practices and judgments, including, for example, fair lending, credit reporting accuracy, lending to members of the military, state licensing (for automotive lenders, servicers and money transmitters) and debt collection. Given that our primary customers are automotive lenders in the customer financial services space, any reputational risk associated with our customers is in turn attributable to us. Maintaining a positive reputation is critical to our ability to attract and retain existing and new automotive lenders, insurance carriers, investors and employees. Negative public opinion can arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, automotive lenders, insurance carriers, automobile dealers, outsourced service providers or other counterparties; litigation or regulatory actions; failure by us, automotive lenders, or automobile dealers to meet minimum standards of service and quality; inadequate protection of consumer information; failure of automotive lenders to adhere to the terms of their LPP agreements or other contractual arrangements or standards; failure of insurance carriers and our subsidiary, IAS, to satisfactorily administer claims; compliance failures; and media coverage, whether accurate or not. Negative public opinion can diminish the value of our brand and adversely affect our ability to attract and retain automotive lenders and insurance carriers as a result of which our operations may be materially harmed and we could be exposed to litigation and regulatory action.
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
LPP is vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks or similar disruptions, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data. Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry. Functions that facilitate interactivity with other internet platforms could increase the scope of access of hackers to user accounts. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products to the satisfaction of our customers and their consumers may harm our reputation and our ability to retain existing customers. Although we have systems and processes that are designed to protect data, prevent data loss, disable undesirable accounts and activities and prevent or detect security breaches, we cannot assure that such measures will provide absolute security. If an actual or perceived breach of security occurs to our systems or a third party’s systems, we could also be required to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including notifying users or regulators.
Changes in market interest rates have and could continue to have an adverse effect on our business.
The fixed interest rates charged on the loans that automotive lenders originate are calculated based upon market benchmarks at the time of origination. Market benchmarks typically rise when the U.S. Federal Reserve raises the federal funds rate, and the U.S. Federal Reserve is widely expected to continue raising the federal funds rate in 2023 to combat inflation. Any such increases in the market benchmark would result in increases in the interest rates on new loans. Increased interest rates have and may continue to adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher rates charged to the consumer, which could negatively impact the ability of automotive lenders to generate volume and in turn, our ability to generate revenues on loans originated using LPP. Higher interest rates may also increase the payment obligations of consumers, which may reduce the ability of consumers to remain current on their obligations to automotive lenders and, therefore, lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business.
Our projections, including guidance, are subject to significant risks, assumptions, estimates and uncertainties. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.
We operate in a rapidly changing and competitive industry, and our projections will be subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, our ability to attract and retain automotive lenders, the active and effective adoption of LPP by automotive lenders in originating loans to near-prime and non-prime borrowers, our profit share assumptions and general industry trends. Additionally, as described herein, our revenue is impacted, to a significant extent, by the general economy and the financial performance of automotive lenders. Our business may be affected by reductions in consumer spending from time to time as a result of a number of factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. If actual results differ from our estimates, analysts may negatively react, and our stock price could be materially and adversely impacted.
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
In the normal course of our business, we collect, process and retain sensitive and confidential information regarding automotive lenders, insurance carriers and consumers. We also have arrangements with certain third-party service providers that require us to share consumer information. Although we devote significant resources and management focus to ensuring the security, confidentiality and integrity of our systems through information security and business continuity programs, our facilities and systems, and those of automotive lenders, insurance carriers and third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events. We, automotive lenders, insurance carriers and third-party service providers have experienced all of these events to varying degrees in the past and expect to continue to experience them in the future. We also face security threats from malicious third parties that could obtain unauthorized access to our systems and networks, and we anticipate these threats will continue to grow in scope and complexity over time. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security, confidentiality and integrity of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.
Information security risks in the financial services industry have increased recently, in part because of evolving technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks and other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We and automotive lenders may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ prevention, detection and response mechanisms designed to prevent, detect, contain and mitigate security incidents. Nonetheless, prevention and early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid prevention and detection. We also may fail to detect the existence of a successful security breach related to the information of automotive lenders, insurance carriers and consumers that we retain as part of our business and may be unable to prevent unauthorized access to that information.
We also face risks related to cyber-attacks and other security breaches that typically involve the transmission of sensitive information regarding borrowers through various third parties, including automotive lenders, insurance carriers and data processors. Some of these parties have in the past been the target of security breaches and cyber-attacks. Because we do not control these third parties or directly oversee or manage the security of their systems, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases, we may have exposure and suffer losses for breaches or attacks relating to them. While we regularly conduct security assessments of significant third-party service providers, no assurance is given that our third-party information security protocols are sufficient to withstand a cyber-attack or other security breach.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding consumers, LPP customers or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security, confidentiality and integrity of our systems, products and services, all of which could have a material adverse impact on our business. In addition, there have been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by consumers, which could also intensify regulatory focus, cause users to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.
Disruptions in the operation of our computer systems and third-party data centers could have an adverse effect on our business.
Our ability to deliver products and services to automotive lenders, service loans made by automotive lenders and otherwise operate our business and comply with applicable laws depends on the efficient and uninterrupted operation and availability of our computer systems and third-party data centers, as well as those of automotive lenders and third-party service providers.
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
In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may cause service interruptions, transaction processing errors or system conversion delays and may cause us to fail to comply with applicable laws, all of which could have a material adverse effect on our business. We expect that new technologies and business processes applicable to the consumer financial services industry will continue to emerge and that these new technologies and business processes may be more advanced than those we currently use. There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and more advanced ones become available. A failure to maintain and/or improve current technology and business processes could cause disruptions in our operations or cause our solution to be less competitive, all of which could have a material adverse effect on our business.

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
We may in the future further expand into other industry verticals. There is no assurance that we will be able to successfully develop consumer financing products and services for these new industries. Our investment of resources to develop consumer financing products and services for the new industries we enter may either be insufficient or result in expenses that are excessive in light of loans actually originated by lenders in those industries. Additionally, our over 20 years of experience is in the automotive lending industry and therefore, industry participants in new industry verticals may not be receptive to our financing solutions and we may face competitors with more experience and resources. The borrower profile of consumers in new verticals may not be as attractive, in terms of average FICO scores or other attributes, as in current verticals, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Industries change rapidly, and we make no assurance that we will be able to accurately forecast demand (or the lack thereof) for a solution or that those industries will be receptive to our product offerings. Failure to predict demand or growth accurately in new industries could have a material adverse impact on our business.
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
The 2022 Credit Agreement that governs our credit facility contains various covenants that could limit our ability to engage in activities that may be in our best long-term interests.
Our 2022 Credit Agreement (as defined hereinafter) provides for credit facilities (“Credit Facilities”) consisting of a senior secured term loan facility of up to $150.0 million along with a senior secured revolving loan facility of up to $150.0 million at any time outstanding. Borrowings under the 2022 Credit Agreement bear interest at a variable rate based on the net secured leverage ratio. Our obligations under the 2022 Credit Agreement are guaranteed by all of our subsidiaries and secured by substantially all of our assets and substantially all of our subsidiaries’ assets, in each case, subject to certain customary exceptions. The Credit Facilities mature on September 9, 2027.
The 2022 Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the ability of the loan parties, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.
The 2022 Credit Agreement also contains customary events of default (subject to thresholds and grace periods), including payment default, covenant default, cross default to other material indebtedness, and judgment defaults.
Our ability to comply with these covenants may be affected by events beyond our control, such as market fluctuations impacting net income. Breaches of these covenants will result in a default under the 2022 Credit Agreement, subject to any applicable cure rights, in which case the administrative agent may accelerate the outstanding term loan.

If such acceleration under the 2022 Credit Agreement occurs, our ability to fund operations could be seriously harmed.
We may be unable to sufficiently protect our proprietary rights and may encounter disputes from time to time relating to our use of the intellectual property of third parties.
We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. We have service mark registrations in the U.S. We also own the domain name rights for Openlending.com, Openlending.net, Openlending.us, Dev-openlending.com, Lendersprotection.org, Lendersprotection.us, Lend-pro.org, Lend-pro.us, Lend-pro.net, Lendpro.net, Lendpro.org, Lendpro.us, Lend-pro.com, Lendersprotection.com, Sayyestomoreloans.com, Sayyestomoreloans.net, as well as other words and phrases important to our business. Nonetheless, third parties may challenge, invalidate or circumvent our intellectual property, and our intellectual property may not be sufficient to provide us with a competitive advantage.
Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our technology and processes. Our competitors and other third parties independently may design around or develop similar technology or otherwise duplicate our services or products such that we could not assert our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property and confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and the resulting loss of competitive advantage, and we may be required to litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which is expensive and could cause a diversion of resources and may not be successful.
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
Aspects of our platform include software covered by open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our platform. If portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in the licensing of technologies, each of which could reduce or eliminate the value of our technologies and loan products. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business.
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
Russia’s invasion of Ukraine and the resulting economic sanctions imposed by the international community have impacted the global economy, particularly with respect to shortages in materials and increased costs for transportation and energy. These events have disrupted and may continue to disrupt the supply chains of automakers and their captive finance companies, which may lead to fewer vehicles being produced, fewer automotive loans overall and diminished demand for LPP. The invasion of Ukraine by Russia also could lead to other supply chain disruptions, increased inflationary pressures and volatility in global markets and industries that could negatively impact our operations. Furthermore, the potential for retaliatory acts of cyberwarfare from Russia against U.S. companies in response to increasing sanctions on Russia could result in increased cyber-attacks against us. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results and the effects of the ongoing conflict in Ukraine could heighten many of our known risks described in this “Risk Factors” section.
Risks Related to Our Regulatory Environment
We are subject to federal and state consumer protection laws.
In connection with administration of LPP, we must comply with various regulatory regimes, including those applicable to consumer credit transactions, various aspects of which are untested as applied to our business model. Insurance producing and claims administration services subject us to state regulation on a 50-state basis. The complex regulatory environment of the credit and insurance industries are subject to constant change and modification. While changes to statutes and promulgating new regulations may take a substantial amount of time, issuing regulatory guidance with the force of law in the form of opinions, bulletins, and notices can occur quickly. Also, consumer credit and insurance regulators often initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. As a result, we are subject to a constantly evolving regulatory environment that is difficult to predict, which may affect our business. See “Part I, Item 1— Business—Government Regulation” in this Annual Report for a further discussion of the laws and regulations to which we are subject.
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
In connection with our administration of LPP, we are subject to extensive regulation, supervision and examination under U.S. federal and state laws and regulations. We are required to comply with numerous federal, state, and local laws and regulations that regulate, among other things, the manner in which we administer LPP, the terms of the loans that automotive lenders originate, the products of insurance carriers, production of those products, insurance claims administration, and the fees that we may charge. Any failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and/or damage our reputation, which could materially and adversely affect our business. Regulators have broad discretion with respect to the interpretation, implementation, and enforcement of these laws and regulations, including through enforcement actions that could subject us to civil money penalties, customer remediation, increased compliance costs, and limits or prohibitions on our ability to offer certain products or services or to engage in certain activities. In addition, to the extent that we undertake actions requiring regulatory approval or non-objection, regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business. Moreover, any competitors subject to different, or in some cases less restrictive, legislative or regulatory regimes may have or obtain a competitive advantage over us.
Additionally, federal, state, and local governments and regulatory agencies have proposed or enacted numerous new laws, regulations, and rules related to loans. Federal and state consumer credit and insurance regulators are also enforcing existing laws, regulations, and rules more aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. Consumer finance and insurance regulation is constantly changing, and new laws or regulations, or new interpretations of existing laws or regulations, could have a material adverse impact on our ability to operate as currently intended.
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
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and our business could be negatively impacted by them. For example, in connection with our administration of LPP, we are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA (i) imposes certain limitations on the ability to share consumers’ nonpublic personal information with non-affiliated third parties and (ii) requires certain disclosures to consumers about their information collection, sharing and security practices and their right to “opt out” of the institution’s disclosure of their personal financial information to non-affiliated third parties (with certain exceptions).
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
As a public company, we have faced increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased costs and made certain activities more time-consuming. A number of those requirements require us to carry out activities we had not done as a private company. In addition, additional expenses associated with SEC reporting requirements have been incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board of Directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations have increased legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs have required us to divert a significant amount of money that could otherwise have been used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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

Our executive officers, directors and principal stockholders control us and their interests may conflict with the interests of our other stockholders in the future.
Our executive officers and directors and certain affiliated stockholders own a significant portion of the outstanding voting stock of the Company as of the date of this report. Each share of our common stock initially entitles stockholders to one vote on all matters presented to stockholders generally. Accordingly, those owners, if voting in the same manner, could materially influence the election and removal of our directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendments of the certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership. This concentration of ownership may delay or deter possible changes in control of Open Lending, which may reduce the value of an investment in our common stock. So long as they continue to own a significant amount of the combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence decisions of the Company.
Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (iii) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the Western District of Texas shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
We recognize that the Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the State of Texas. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the U.S. District Court for the Western District of Texas may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
Risks Related to Our Common Stock
An active trading market for our common stock may not be sustained, which may make it difficult to sell the shares of our common stock purchased by our stockholders.
There can be no assurance that we will be able to maintain an active trading market for our common stock on the Nasdaq or any other exchange in the future. If an active market for our common stock is not sustained, it may be difficult for stockholders to sell their shares of our common stock at an attractive price (or at all). The market price of our common stock may decline below our stockholders’ purchase price. An inactive trading market may also impair our ability to raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards, and acquire other companies, products, or technologies by using shares of capital stock as consideration.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq.
If the Nasdaq delists our shares of common stock from trading on its exchange for failure to meet the Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including the following:
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
The market price of our common stock has been and may continue to be volatile, which could cause the value of our stockholders’ investment to decline.
The market price of our common stock has been volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market and political conditions, could reduce the market price of shares of our common stock despite our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including the following:
•variations in our quarterly or annual results of operations;
•additions or departures of key management personnel;
•the loss of key automotive lenders or a reduction in the amount of certified loans generated by such lenders;
•changes in our earnings estimates (if provided) or failure to meet analysts’ earnings estimates;
•publication of research reports about our industry, litigation and government investigations;
•changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry;
•adverse announcements by us or others and developments affecting us;
•announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;
•actions by institutional stockholders; and
•increases in market interest rates that may lead investors in our shares to demand a higher yield, and in response the market price of shares of our common stock could decrease significantly.
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
As of December 31, 2022, a significant portion of the outstanding shares of our common stock is held by entities affiliated with us and our executive officers and directors. Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.
The exercise of registration rights may adversely affect the market price of our common stock.
In connection with the consummation of the Business Combination, Open Lending, LLC, Open Lending Corporation, Nebula, certain persons and entities holding membership units of Open Lending and certain persons and entities holding Founder Shares (collectively, the “Holders”) entered into the Investor Rights Agreement. Pursuant to the terms of the Investor Rights Agreement, we are obligated to file a registration statement to register the resale of certain of our securities held by the Holders. In addition, pursuant to the terms of the Investor Rights Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time that we file a registration statement on Form S-1, or any similar long-form registration statement, or if available, on Form S-3 to register the shares of our common stock held by the Holders. The Investor Rights Agreement also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock.
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

Item 1B. Unresolved Staff Comments

None.

Item 2.     Properties

We lease our office space, located at 1501 South MoPac Expressway, Suite 450, Austin, TX 78746. We believe our current office space is sufficient to meet our needs until the expiration of our lease.

Item 3.     Legal Proceedings
As of the date of this Annual Report, we are not a party to any material legal proceedings. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.     Mine Safety Disclosures

None.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq under the symbol “LPRO.” As of February 27, 2023, there were 24 registered stockholders of record. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended December 31, 2022.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
10/1/2022-10/31/2022	17,327	$7.18	—	$—
11/1/2022-11/30/2022	357,101	$6.95	356,525	$72.5
12/1/2022-12/31/2022	2,286,781	$6.80	2,286,781	$57.0
Total	2,661,209		2,643,306
(1) Includes 17,327, 576 and no shares purchased from employees to satisfy their tax withholding obligations related to share-based awards that vested during the months of October, November and December 2022, respectively.
(2) On November 17, 2022, our Board of Directors authorized share repurchases under a share repurchase program (the “Share Repurchase Program”) for up to $75.0 million, effective through November 17, 2023.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. As of December 31, 2022, we had $57.0 million available under the Share Repurchase Program. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report for additional information on our share repurchases.
Equity Compensation Plan Information
The information concerning our equity compensation plans is incorporated by reference herein to the section in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”) entitled “Equity Compensation Plan Information.”

Performance Graph
The graph below shows the cumulative total stockholder return of an investment of $100.00 at market close on the Closing Date of the Business Combination, in (i) our common stock, (ii) the S&P 500 Index, and (iii) common stock of a selected group of peer issuers (the “Peer Group”). The Peer Group has changed from the prior year to replace Equifax Inc., FleetCor Technologies, Inc., TransUnion, Verisk Analytics, Inc. and WEX Inc. with other more comparable peer companies in the same industry. The current Peer Group tracks the weighted average stock price performance of equity securities of nine companies in our industry, including Green Dot Corporation, Jack Henry & Associates, Inc., LendingClub Corporation, Pagaya Technologies Ltd., Paymentus Holdings, Inc., Q2 Holdings, Inc., Repay Holdings Corporation, SoFi Technologies, Inc. and Upstart Holdings, Inc. Data for the S&P 500 Index and the Peer Group assumes reinvestment of dividends. Our common stock had a closing stock price of $13.75 on the Closing Date, and the stock price performance shown in the graph below is based on historical data and is not indicative of, nor intended to forecast, future stock price performance of our stock.

Item 6.     [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8. Financial Statements and Supplementary Data. This section of our Annual Report generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those factors discussed below and elsewhere in this Annual Report, particularly in Item 1A—Risk Factors and Cautionary Note Regarding Forward-Looking Statements, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $18.3 billion in automotive loans, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 438 active lenders.
We specialize in risk-based pricing and modeling and provide automated decision-technology for automotive lenders throughout the U.S. We target the financing needs of near-prime and non-prime borrowers, or borrowers with a credit bureau score generally between 560 and 699, who are underserved in the automotive finance industry. Traditional lenders focus on prime borrowers, where an efficient market has developed with interest rate competition that benefits borrowers. Independent finance companies focus on sub-prime borrowers. Borrowers who must utilize the near-prime and non-prime automotive lending market have fewer lenders focused on loans with longer terms or higher advance rates. As a result, many near-prime and non-prime borrowers turn to sub-prime lenders, resulting in higher interest rate loan offerings than such borrower's credit profile often merits or warrants. We seek to make this market more competitive, resulting in more attractive loan terms.
Our flagship product, LPP, is a cloud-based automotive lending platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to insurance companies. The platform uses risk-based pricing models which enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. Our proprietary risk models project loan performance, including expected losses and prepayments in arriving at the optimal rate. With five second decisioning, LPP generates a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. LPP risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and FCRA compliant alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
LPP is powered by technology that delivers speed and scalability in providing interest rate decisioning to automotive lenders. It supports the full transaction lifecycle, including credit application, underwriting, real-time insurance approval, settlement, servicing, invoicing of insurance premiums and fees and advance data analytics of automotive lender’s portfolio under the program. Through electronic system integration, our software technology connects us to certain parties in our ecosystem.
A key element of LPP is the unique database that drives risk decisioning using data accumulated for more than 20 years. When a loan is insured at origination, all attributes of the transaction are stored in our database. Through the claims management process, we ultimately obtain loan life performance data on each insured loan. Having granular origination and performance data allows our data scientists and actuaries to constantly evolve and refine risk models, based on actual experience and third-party information sources.

Executive Overview
We facilitate certified loans, as described below, and have achieved financial success by executing on our strategy of penetrating the near-prime and non-prime automotive loan market and refining our data analysis capabilities.
We facilitated 165,211 and 171,697 certified loans during the years ended December 31, 2022 and 2021, respectively.
Total revenue was $179.6 million and $215.7 million for the years ended December 31, 2022 and 2021, respectively.
Operating income was $97.6 million and $150.3 million for the years ended December 31, 2022 and 2021, respectively.
Net income was $66.6 million and $146.1 million for the years ended December 31, 2022 and 2021, respectively.
Adjusted EBITDA, as defined below, was $105.7 million and $155.0 million for the years ended December 31, 2022 and 2021, respectively. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”
Highlights
The table below summarizes the total dollar-value of insured loans we facilitated and the number of new contracts we signed with automotive lenders for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Certified loans	165,211	171,697
Value of insured loans facilitated (in thousands)	$4,758,597	$4,331,508
Average loan size per certified loans	$28,803	$25,228
Number of contracts signed with automotive lenders	72	71
Historically, we have defined “active lenders” as lenders who certify at least one loan during the preceding 12 months. As of December 31, 2022 and 2021, we had 438 and 396 active lenders, respectively. The table below represents lender count information for lenders with certified loan activity during the periods indicated.

	Year ended December 31,
	2022	2021
Lenders certifying loans at the beginning of the period	396	354
New lenders (1)	63	60
Net change in lenders (2)	(21)	(18)
Lenders certifying loans at the end of the period	438	396
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
Earned Premium
We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $294.0 million and $223.3 million, respectively, for the years ended December 31, 2022 and 2021, respectively.
Recent Developments
Insurance Carrier Partners
On May 2, 2022, we signed a program management agreement with Arch Specialty Insurance Company, a part of Arch Capital Group Ltd., who provides credit default insurance policies for LPP, from which we earn profit share revenue and claims administration fees.
On January 24, 2023, CNA, one of our insurance carriers, informed us of their intent not to renew their producer and claims service agreements with us when they expire on December 31, 2023. CNA will continue to provide auto loan default insurance policies for LPP certified loans until the terms of their producer and claims service agreements expire on December 31, 2023, unless mutual agreements with CNA are reached to transition new originations to our other insurance carriers prior to December 31, 2023. In addition, CNA will continue to service and provide claim funding for any of its existing default insurance policies for the remaining life of the loans associated with such policies. During the period until the expiration of these agreements, we expect to transition our customers that use CNA to our other insurance carriers.
See “Item 1A—Risk Factors—Risks Related to Our Business—If we lose one or more of our insurance carriers and are unable to replace their commitments, it could have a material adverse effect on our business.”
2022 Credit Agreement
On September 9, 2022, we entered into a first amendment to our existing credit agreement with Wells Fargo Bank, N.A., as the administrative agent, and the financial institutions party thereto, as the lenders (the “First Amendment”). The First Amendment provided us senior secured Credit Facilities in an aggregate principal amount of $300.0 million by (i) establishing a new senior secured term loan facility in an aggregate principal amount of $150.0 million (the “New Term Loan due 2027”) and (ii) increasing the aggregate principal amount of commitments to $150.0 million (the “New Revolving Credit Facility”), both maturing on September 9, 2027 (collectively, the “2022 Credit Agreement”). Refer to Note 5—Debt for further discussion on our 2022 Credit Agreement.
Share Repurchase Program
On November 17, 2022, our Board of Directors authorized the Share Repurchase Program for up to $75.0 million of our outstanding common stock, which enables us to repurchase shares of our common stock through November 17, 2023. Repurchases may be made at management’s discretion from time to time on the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time. Refer to Note 7—Stockholders’ Equity for further discussion on our Share Repurchase Program activity during the year.
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
Growth in the Number of Financial Institutions
The growth trend in active automotive lenders using LPP is a critical variable directly affecting revenue and financial results. It influences the number of loans funded on LPP and as such, the fees we earn and the cost of the services we provide. Growth in our active automotive lender relationships will depend on our ability to retain existing as well as add new automotive lenders.

Competition
We face competition to acquire and maintain automotive lenders as customers, as well as competition to facilitate the funding of near-prime and non-prime auto loans. LPP, which combines lending enablement, risk analytics, near-prime and non-prime auto loan performance data, real-time loan decisioning, risk-based pricing and auto loan default insurance, is a unique solution for which we have not identified any direct competitors. The emergence of direct competitors, providing risk, analytics and loss mitigation, which are core elements of our business, could materially impact our ability to acquire and maintain automotive lender customers. The near-prime and non-prime lending market is highly fragmented and competitive. We face competition from a diverse landscape of consumer lenders, including traditional banks and credit unions, as well as alternative technology-enabled lenders. The emergence of other insurers, in competition with our insurers, could materially impact our business.
Profit Share Assumptions
We rely on assumptions to calculate the value of profit share revenue, which is our share of insurance partners’ underwriting profit. For example, positive change in estimates associated with historic vintages generate an increase in our contract asset, additional revenues and future expected cash flows, while negative change in estimates generate a decrease in our contract asset, a reduction in revenues and future expected cash flows. Please refer to Critical Accounting Policies and Estimates for more information on these assumptions.
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
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IR Act”) which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” exceeding $1 billion and a 1% excise tax on net repurchases of stock after December 31, 2022. The IR Act may impact the cost efficiency of the Share Repurchase Program.
Concentration
Our three largest insurance partners accounted for 34%, 11% and 10%, respectively, of our total revenue during the year ended December 31, 2022. Our two largest insurance partners accounted for 41% and 22%, respectively, of our total revenue during the year ended December 31, 2021. Termination or disruption of these relationships could materially and adversely impact our revenue. See “Item 1A—Risk Factors—Risks Related to Our Business—If we lose one or more of our insurance carriers and are unable to replace their commitments, it could have a material adverse effect on our business.”
Basis of Presentation
We conduct business through one operating segment and we operate in one geographic region, the U.S. Refer to Note 2—Summary of Significant Accounting and Reporting Policies of the accompanying consolidated financial statements for more information.
Components of Results of Operations
Total Revenue
Our revenue is generated through three streams: (i) profit share paid to us by insurance partners, (ii) program fees paid to us by automotive lenders and (iii) claims administration service fees paid to us by insurance partners.
Profit share. Profit share represents our participation in the underwriting profit of third-party insurance partners who provide automotive lenders with credit default insurance on loans those lenders make using LPP. We receive a percentage of the aggregate monthly insurance underwriting profit. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including reserves for incurred, but not reported losses), with losses accrued and carried forward for future profit share calculations.

Program fees. Program fees are paid by automotive lenders for the use of LPP, which provides loan analytics solutions and automated issuance of credit default insurance with third-party insurance providers. These fees are based on a percentage of each certified loan’s original principal balance and recognized as revenue upfront upon receipt of the loan by the consumer. The fee percentage rate varies by type of loan. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts to the lender. Fees are either capped at $600 per loan or calculated as a percentage of the funded loan amount. For monthly-pay loans, the fee paid by the lender is 3% of the initial amount of the loan and is not capped.
Claims administration service fees. Claims administration service fees are paid to us by third-party insurers for credit default insurance claims adjudication services performed by our subsidiary, IAS, on its insured servicing portfolio. The administration fee is equal to 3% of the monthly insurance earned premium for as long as the loan remains outstanding.
Cost of Services and Operating Expenses
Cost of services. Cost of services primarily consists of fees paid to third party partners for lead-generation efforts, compensation and benefits expenses relating to employees engaged in automotive lenders’ services and claims administration activities, fees paid for actuarial services related to the development of the monthly premium program, and fees for integration with the loan origination system of automotive lenders and fees paid to credit bureaus and data service providers for credit applicant data. In the near term, we generally expect cost of services to increase as a percentage of our program fee revenue as we continue to grow our third-party partner relationships and expand our employee support team.
General and administrative expenses. General and administrative expenses are comprised primarily of expenses relating to corporate-level employee compensation and benefits, non-cash share-based compensation, travel, meals and entertainment expenses, data and software expenses and professional and consulting fees. In the near term, we expect general and administrative expenses to increase as a result of our headcount growth.
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits expenses of employees engaged in selling and marketing activities. We generally expect selling and marketing expenses to increase as a percentage of our program fee revenue in the near term as we continue to expand our sales and marketing team.
Research and development expenses. Research and development expenses consist primarily of employee compensation and benefits expenses for employees engaged in ongoing research and development of our software technology platform. We generally expect our research and development costs to decrease in absolute dollars as the near-term focus shifts to internal software development projects.
Other Income (Expense)
Interest expense. Interest expense primarily includes interest payments and the amortization of deferred financing costs in connection with the issuance of our debt.
Interest income. Interest income primarily includes interest earned on money market funds and U.S. Treasury securities.
Gain on extinguishment of tax receivable agreement. Gain on extinguishment of tax receivable agreement (“TRA”) reflects gain recognized upon the early termination of our TRA with our Predecessor and affiliates in 2021.
Loss on extinguishment of debt. Loss on extinguishment of debt primarily reflects unamortized deferred financing costs, which were written off in connection with the refinancing of our Term Loan due 2027 on March 19, 2021.

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	% Change
	($ in thousands)
Revenue
Profit share	$90,056	$133,215	(32)%
Program fees	80,611	75,630	7%
Claims administration and other service fees	8,927	6,810	31%
Total revenue	179,594	215,655	(17)%
Cost of services	19,968	18,621	7%
Gross profit	159,626	197,034	(19)%
Operating expenses
General and administrative	35,950	30,393	18%
Selling and marketing	17,856	12,000	49%
Research and development	8,205	4,352	89%
Total operating expenses	62,011	46,745	33%
Operating income	97,615	150,289	(35)%
Interest expense	(5,832)	(5,859)	—%
Interest income	1,995	213	837%
Gain on extinguishment of tax receivable agreement	—	55,422	(100)%
Loss on extinguishment of debt	—	(8,778)	(100)%
Other expense, net	(238)	(119)	100%
Income before income taxes	93,540	191,168	(51)%
Income tax expense	26,920	45,086	(40)%
Net income	$66,620	$146,082	(54)%
Key Performance Measures
The following table sets forth key performance measures for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	% Change
Certified loans	165,211	171,697	(4)%
Single-pay	144,959	152,629	(5)%
Monthly-pay	20,252	19,068	6%
Average program fees	$488	$440	11%
Single-pay	$450	$412	9%
Monthly-pay	$772	$670	15%

Comparison of Year Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022	2021
	($ in thousands)
Profit share
New certified loan originations	$95,733	$102,324
Change in estimated future revenues	(5,677)	30,891
Total profit share	90,056	133,215

Program fees	80,611	75,630

Claims administration and other service fees	8,927	6,810
Total revenue	$179,594	$215,655
Total revenue decreased by $36.1 million, or 17%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, driven by a $43.2 million decrease in profit share revenue, which was partially offset by increased program fee and claims administration fee revenues of $5.0 million and $2.1 million respectively, as compared to the year ended December 31, 2021.
Profit share revenue decreased by $43.2 million, or 32%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. During the year ended December 31, 2022, we recorded $95.7 million in anticipated profit share associated with 165,211 certified loans for an average of $579 per loan, as compared to $102.3 million in anticipated profit share associated with 171,697 certified loans for an average of $596 per loan during the year ended December 31, 2021.
In addition, during the year ended December 31, 2022, we recorded a $5.7 million reduction in estimated future profit share revenues related to business in historic vintages primarily as a result of higher than anticipated prepayment rates, partially offset by lower loan default rates and severity of losses. During the year ended December 31, 2021, we recorded a $30.9 million increase in estimated future profit share revenues on certified loans originated in historic vintages primarily due to lower than anticipated prepayment rates, loan default rates and severity of losses.
Program fees revenue increased $5.0 million, or 7%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase in program fees revenue was driven by an 11% increase in unit economics per certified loan, partially offset by a 4% decrease in certified loan volume, as compared to the year ended December 31, 2021.
Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ annual earned premium, increased $2.1 million, or 31%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, due to a 32% increase in total earned premiums.
Cost of Services, Gross Profit and Gross Margin

	Year Ended December 31,
	2022	2021
	($ in thousands)
Revenue	$179,594	$215,655
Cost of services	19,968	18,621
Gross profit	$159,626	$197,034
Gross margin	89%	91%
Cost of services increased $1.3 million, or 7% during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to increased fees of $1.8 million paid to third party partners for lead-generation efforts and higher employee compensation and benefit costs of $1.0 million associated with the growth of our implementation and claims administration operations, both partially offset by one-time costs associated with customer implementation efforts of $1.5 million incurred during the year ended December 31, 2021.
Gross profit decreased by $37.4 million, or 19%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily driven by a decrease in anticipated profit share on historic vintages partially offset by increases in both program fees and claims administration service fees, as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Year Ended December 31,
	2022	2021
	($ in thousands)
Revenue	$179,594	$215,655
Gross profit	159,626	197,034
Operating expenses
General and administrative	35,950	30,393
Selling and marketing	17,856	12,000
Research and development	8,205	4,352
	$62,011	$46,745
Operating income	$97,615	$150,289
Operating margin	54%	70%
General and administrative expenses increased by $5.6 million, or 18%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily driven by higher corporate employee compensation and benefit costs of $5.3 million.
Selling and marketing expenses increased by $5.9 million, or 49%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily driven by increases in employee compensation and benefit costs of $3.5 million, as well as increases in expenses related to travel, marketing and business development of $1.6 million associated with increased levels of business activity.
Research and development expenses increased by $3.9 million, or 89%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to increases in employee compensation and benefit costs and other services associated with our investment in research and development technology of $5.1 million.
Operating income for the year ended December 31, 2022, decreased by $52.7 million, or 35%, as compared to the year ended December 31, 2021, primarily driven by decreased estimated profit share on historic vintages, as well as increases in operating expenses related to general and administrative, selling and marketing, and research and development, as discussed above.
Income Taxes
During the years ended December 31, 2022 and 2021, we recognized income tax expense of $26.9 million and $45.1 million, respectively. The effective tax rate for the year ended December 31, 2022 was 28.8%, as compared to an effective tax rate of 23.6% for the year ended December 31, 2021. Income tax expense decreased $18.2 million, or 40% during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily as a result of a decrease in income before income taxes. Refer to Note 14 – Income Taxes for further discussion.
Liquidity and Capital Resources
Our principal liquidity requirements are to (i) meet working capital, tax and capital expenditure needs, (ii) service and repay our indebtedness and (iii) repurchase shares of our common stock.
Cash Flow and Liquidity Analysis
We assess liquidity primarily in terms of our ability to generate cash to fund operating and investing activities. A significant portion of our cash from operating activities is derived from our profit share arrangements with our insurance partners, which are subject to judgments and assumptions and is, therefore, subject to variability. We believe that our existing cash resources and revolving credit facility will provide sufficient liquidity to fund our near-term working capital needs. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. Refer to Critical Accounting Policies and Estimates and Item 1A — Risk Factors for a full description of the related estimates, assumptions, and judgments.
Based on our assessment of the underlying provisions and circumstances of our contractual obligations, other than the risks that we and other similarly situated companies face with respect to the condition of the capital markets (as described in Item 1A—Risk Factors), there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.
The following table provides a summary of cash flow data:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$107,431	$95,156
Net cash used in investing activities	$(624)	$(1,987)
Net cash used in financing activities	$(17,797)	$(77,808)
Cash Flows from Operating Activities
Our cash flows provided by operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the adjustments in the operating activities in the statement of cash flows:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Net income	$66,620	$146,082
Deferred income taxes and other non-cash expenses	7,742	25,536
Non-cash gain, net	—	(46,644)
Change in contract assets	37,527	(23,763)
Change in other assets and liabilities	(4,458)	(6,055)
Net cash provided by operating activities	$107,431	$95,156

Net cash provided by operating activities increased by $12.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily attributable to increased cash collections of $28.2 million related to profit share, program fees and claims administration service fee revenues and a $1.7 million reduction in interest payments. This increase was offset by increased cash payments related to cost of services and operating expenses of $8.3 million and income tax payments of $10.8 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Cash Flows from Investing Activities
For the years ended December 31, 2022 and 2021, net cash used in investing activities was $0.6 million and $2.0 million, respectively. For the years ended December 31, 2022 and 2021, the investments primarily related to software developed for internal use.
Cash Flows from Financing Activities.
Our cash flows used in financing activities primarily consist of proceeds from debt, payments of debt and deferred financing costs, and shares repurchased.
For the year ended December 31, 2022, net cash used in financing activities was $17.8 million. The cash inflow of $150.0 million relates to proceeds from our New Term Loan due 2027, which paid off our existing debt as of that date, less $1.0 million in deferred financing costs associated with the loan. Debt principal payments were $123.6 million, primarily related to payment in full of the Term Loan due 2026. In addition, we paid off all amounts outstanding under the 2021 Revolving Credit

Facility (as defined hereinafter) totaling $25.0 million and repurchased 2,643,306 shares of our common stock held in treasury stock for a total of $18.0 million.
For the year ended December 31, 2021, net cash used in financing activities was $77.8 million. The cash used primarily consisted of $36.9 million in early termination and settlement of the TRA with our Predecessor and affiliates, $20.0 million related to our repurchase of 612,745 shares of our common stock held in treasury stock and debt principal payments of $169.2 million, primarily related to the payment in full of the Term Loan due 2027 in March 2021. In addition, we paid down the 2021 Revolving Credit Facility by $25.0 million. The cash inflow relates to $175.0 million in proceeds associated with the 2021 Credit Agreement (as defined hereinafter), which refinanced our existing debt as of that date, less $1.7 million in deferred financing costs associated with this facility.
Debt
As of December 31, 2022, we had no amounts outstanding under our New Revolving Credit Facility and $149.1 million outstanding under our New Term Loan due 2027.
Share Repurchase Program
On November 17, 2022, the Board of Directors authorized the Share Repurchase Program allowing the Company to repurchase up to $75.0 million of the Company’s outstanding common stock until November 17, 2023. Repurchases may be made at management’s discretion from time to time on the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time. Pursuant to the Share Repurchase Program, the Company repurchased 2,643,306 shares at an average price of $6.80 for a total of $18.0 million during the year ended December 31, 2022, leaving $57.0 million available under our current Share Repurchase Program as of December 31, 2022. These shares were recorded to treasury stock at cost.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by management to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe this measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. This measure further provides useful analysis of period-to-period comparisons of our business, as it excludes the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income, excluding interest expense, income taxes, depreciation and amortization expense of property and equipment, share-based compensation expense, gain on extinguishment of the TRA, and loss on extinguishment of debt. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.

The following table presents a reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Net income	$66,620	$146,082
Non-GAAP adjustments:
Interest expense	5,832	5,859
Income tax expense	26,920	45,086
Depreciation and amortization expense	915	792
Share-based compensation expense	5,449	3,815
Gain on extinguishment of tax receivable agreement	—	(55,422)
Loss on extinguishment of debt	—	8,778
Total adjustments	39,116	8,908
Adjusted EBITDA	$105,736	$154,990
Total revenue	$179,594	$215,655
Adjusted EBITDA margin	59%	72%
For the year ended December 31, 2022, Adjusted EBITDA decreased by $49.3 million, or 32%, as compared to year ended December 31, 2021. The decrease in Adjusted EBITDA during the year ended December 31, 2022 reflects the decrease in operating income primarily driven by the decrease in estimated future revenues on historic vintages and increased operating expenses.
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
In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, depreciation and amortization, contingencies, share-based compensation, and income taxes, and base our estimates, assumptions, and judgments on historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare these consolidated financial statements. Refer to Note 2—Summary of Significant Accounting and Reporting Policies in the accompanying consolidated financial statements for a summary of our significant accounting policies.
Profit Share Revenue Recognition
We recognize revenue in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Application of ASC 606 requires us to make judgments and estimates related to the classification, measurement and recognition of revenue. Our revenue primarily consists of profit share, program fees derived from contracts with lending institutions and claims administration service fees from contracts with insurance carriers and is recognized when the contractual performance obligation is satisfied.
The primary judgment relating to the recognition of revenue is the estimation of our profit share with our insurance partners. On a quarterly basis, we use a forecast model to project loan-level earned premiums and insurance claim payments. Our forecasts are driven by our projections of prepayment rate, loan default rate and severity of loss. These forecast assumptions are derived from an analysis of the historical performance of the active loan portfolio, prevailing default and prepayment trends, and macroeconomic projections. To the extent these forecast assumptions change, our profit share revenue will be adjusted.
We continually assess the default and prepayment assumptions of our core forecast model against reported performance and lender delinquency data. We make updates to the forecast model to ensure that default and prepayment rate projections align with actual experience.
We evaluate our forecast assumptions for prepayment rate, loan default rate and default severity of loss by performing a sensitivity analysis calculating the impact on profit share revenue of a hypothetical 10% increase and decrease in each assumption. The below table summarizes the results of the sensitivity analysis as of December 31, 2022:

	Prepayment rate		Loan default rate		Default severity of loss
Assumption change	10%	(10)%	10%	(10)%	10%	(10)%
Impact on revenue	(3)%	3%	(6)%	6%	(7)%	7%
Income Taxes
Prior to closing of the Business Combination, Open Lending, LLC, the sole owner of Lenders Protection and Open Lending Services, Inc., was treated as a partnership for income tax purposes. Therefore, no provision had historically been made for income tax purposes prior to the closing.
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
Share-Based Compensation Awards
We measure and recognize compensation expense for all share-based awards made to employees and non-employee directors based on estimated fair values on the date of grant. To determine the fair value of the share-based awards, we use the closing price of our common stock publicly traded on the Nasdaq on the date of grant for time-based and performance-based restricted stock awards, and we utilize the Black-Scholes option pricing model to value stock options, which involves inputs for the share value of Open Lending, expected share volatility, expected term of the awards, risk-free interest rate and expected dividend. The expected volatility was based on the average of implied and observed historical volatility of comparable companies as we do not have enough history as a public company. The determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. Changes in the subjective assumptions can materially affect the estimate of their fair value.

The compensation expense is recognized on a straight-line basis over the requisite service or performance period. Performance-based restricted units (“PSUs”) are evaluated on a quarterly basis for probability of meeting performance metrics and any adjustments to share-based compensation expense are then made in the quarter of evaluation. Forfeitures are recognized as occurred.
For PSUs, we make assumptions regarding the likelihood of achieving performance metrics. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially affected. Refer to Note 8—Share-Based Compensation of the accompanying consolidated financial statements for more information.
Recent Accounting Pronouncements
Refer to Note 2—Summary of Significant Accounting and Reporting Policies to the accompanying consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.
Contractual Obligations
As of December 31, 2022, our estimated future obligations include both current and long-term obligations. For our debt described in Note 5—Debt, we have a current obligation of $3.8 million and a long-term obligation of $145.3 million. Under our operating lease described in Note 11—Commitments and Contingencies, we have a current obligation of $0.6 million and a long-term obligation of $4.1 million.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our operations include activities in the U.S. These operations expose us to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes toward vehicle ownership. We monitor and manage these financial exposures as an integral part of our overall risk management program.
Market Risk
In the normal course of business, we are exposed to market risk and have established policies designed to protect against the adverse effects of this exposure. We are exposed to risks associated with general economic conditions and the impact of the economic environment on the willingness of consumers to finance auto purchases. Consumer spending and borrowing patterns related to auto purchases are influenced by economic factors such as unemployment rates, inflation, interest rate levels, changes in monetary and related policies, market volatility, and overall consumer confidence. We also face risk from competition to acquire, maintain and develop new relationships with automotive lenders, as well as competition from a wide variety of automotive lenders who are (or are affiliated) with financial institutions and have capacity to hold loans on their balance sheets.
Concentration Risk
We rely on our three largest insurance partners for a significant portion of our profit share and claims administration service fees revenue. Termination or disruption of these relationships could materially and adversely impact our revenue.
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and U.S. Treasury securities. Our New Term Loan due 2027 also exposes us to changes in short-term interest rates since interest rates on the underlying obligations are variable.
As of December 31, 2022, we had $149.1 million outstanding under the New Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the New Revolving Credit Facility as of December 31, 2022. Borrowings under our 2022 Credit Agreement bear interest at a rate equal to the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (“Adjusted SOFR”) plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.15% to 0.225% per annum on the average daily unused portion of the New Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

Item 8.     Financial Statements and Supplementary Data
Our consolidated financial statements and supplementary data are included in this Annual Report beginning on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Evaluation of Disclosure Controls and Procedures.
(a) Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, regardless of how well they were designed and are operating, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Annual Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports” and “Board Matters” in the 2023 Proxy Statement.
Item 11. Executive Compensation.

The information required by this item is set forth under the captions “Executive Compensation” in the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the caption “Certain Relationships and Related Person Transactions” in the 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement.

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

3.1	Amended and Restated Certificate of Incorporation of Open Lending Corporation (incorporated by reference to Exhibit 3.1 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

3.2	Amended and Restated Bylaws of Open Lending Corporation (incorporated by reference to Exhibit 3.2 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 to Open Lending Corporation’s Annual Report on Form 10-K filed March 16, 2021).

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

10.3
Amendment No. 2, dated as of May 13, 2020, to the Founder Support Agreement, by and among Nebula, ParentCo, Open Lending, the Sponsor, Adam H. Clammer, James H. Greene, Jr., Rufina Adams, David Kerko, James C. Hale and Ronald Lamb (incorporated by reference to Exhibit 10.3 to Nebula’s Current Report on Form 8-K filed May 13, 2020).

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

10.7
Tax Receivable Agreement, dated as of June 10, 2020, by and among Nebula Acquisition Corp., BRP Hold 11, Inc. the Blocker named herein, Nebula Parent Corp., Open Lending, LLC and the undersigned beneficiaries (incorporated by reference to Exhibit 10.7 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.8	Amendment No. 1 to the Tax Receivable Agreement, dated April 9, 2021 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed April 12, 2021).

10.9
Investor Rights Agreement, dated as of June 10, 2020, by and among Nebula Parent Corp., the parties listed as Investors herein, Bregal Sagemount I, L.P., solely for the purposes of Section 8.1, and Open Lending, LLC (incorporated by reference to Exhibit 10.8 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.10
Credit Agreement, dated as of March 19, 2021, by and among Open Lending Corporation, the Administrative Agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed March 25, 2021).

10.11
First Amendment to Credit Agreement, dated as of September 9, 2022, by and among Open Lending Corporation as borrower, certain subsidiaries of Open Lending Corporation as guarantors, the financial institutions party thereto as lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed September 15, 2022).

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

10.15
Employment Agreement by and between the Company and Keith A. Jezek, dated October 6, 2022 (incorporated by reference to Exhibit 10.1 to the Open Lending Corporation’s Current Report on Form 8-K filed October 6, 2022)

10.16
Employment Agreement by and between the Company and Charles D. Jehl, dated August 28, 2020 (incorporated by reference to Exhibit 10.3 to Open Lending Corporation’s Current Report on Form 8-K filed August 31, 2020)

10.17
First Amendment to Employment Agreement by and between the Company and Charles D. Jehl, dated November 5, 2020 (incorporated by reference to Exhibit 10.3 to Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020)

10.18
Transition Services Agreement by and between the Company and John J. Flynn, dated October 6, 2022 (incorporated by reference to Exhibit 10.2 to Open Lending Corporation’s Current Report on Form 8-K filed October 6, 2022).

10.19
Advisory and Consulting Services Agreement by and between the Company and Ross M. Jessup, dated October 17, 2022 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed October 18, 2022).

10.20	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020)

10.21	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020)

10.22
Stock Repurchase Agreement, dated as of December 7, 2020, by and between Open Lending Corporation and the selling stockholders named therein (incorporated by reference to Exhibit 10.21 to Open Lending Corporation’s Registration Statement on Form S-1 filed December 7, 2020).

10.23
Stock Repurchase Agreement, dated as of March 29, 2021, by and between Open Lending Corporation and the selling stockholders named therein (incorporated by reference to Exhibit 10.24 to Open Lending Corporation’s Registration Statement on Form S-1 filed March 29, 2021).

10.24
Producer Agreement dated as of June 24, 2021, as amended, by and between American National Lloyds Insurance Company, ANPAC Louisiana Insurance Company, American National Property And Casualty Company and Lenders Protection LLC (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Quarterly Report on Form 10-Q filed August 12, 2021).

10.25 ∅ ∅∅
Program Management Agreement dated May 2, 2022, by and between Arch Specialty Insurance Company and Lenders Protection, LLC (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Quarterly Report on Form 10-Q filed August 5, 2022).

21.1*	List of Significant Subsidiaries.

23.1*	Consent of Ernst & Young, LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101*	The following materials from Open Lending Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets

(ii) Consolidated Statements of Operations

(iii) Consolidated Statements of Stockholder’s Equity (Deficit)

(iv) Consolidated Statements of Cash Flows

(v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

∅	Portions of this exhibit have been omitted pursuant to Item 601(b)10(iv) of Regulation S-K.

∅∅	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN LENDING CORPORATION
/s/ Charles D. Jehl
Charles D. Jehl
February 28, 2023	Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith A. Jezek	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
Keith A. Jezek

/s/ Charles D. Jehl	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023
Charles D. Jehl

/s/ John J. Flynn	Director	February 28, 2023
John J. Flynn

/s/ Adam H. Clammer	Director	February 28, 2023
Adam H. Clammer

/s/ Eric A. Feldstein	Director	February 28, 2023
Eric A. Feldstein

/s/ Blair J. Greenberg	Director	February 28, 2023
Blair J. Greenberg

/s/ William Heldfond	Director	February 28, 2023
William Heldfond

/s/ Shubhi S. Rao	Director	February 28, 2023
Shubhi S. Rao

/s/ Jessica Snyder	Director	February 28, 2023
Jessica Snyder

/s/ Gene Yoon	Director	February 28, 2023
Gene Yoon

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Open Lending Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Open Lending Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Open Lending Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Open Lending Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Open Lending Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Open Lending Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Austin, Texas
February 28, 2023

OPEN LENDING CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$204,450	$116,454
Restricted cash	4,069	3,055
Accounts receivable, net	5,721	6,525
Current contract assets, net	54,429	70,542
Income tax receivable	9,714	1,345
Other current assets	2,361	4,873
Total current assets	280,744	202,794
Property and equipment, net	2,573	2,663
Operating lease right-of-use asset, net	4,610	5,189
Contract assets, net	21,001	42,414
Deferred tax asset, net	65,128	65,503
Other assets	5,575	262
Total assets	$379,631	$318,825
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$288	$1,285
Accrued expenses	6,388	3,984
Current portion of debt	3,750	3,125
Third-party claims administration liability	4,055	3,050
Other current liabilities	626	621
Total current liabilities	15,107	12,065
Long-term debt, net of deferred financing costs	143,683	143,135
Operating lease liabilities	4,082	4,643
Other liabilities	3,935	—
Total liabilities	166,807	159,843
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 123,646,059 shares outstanding as of December 31, 2022 and 128,198,185 shares issued and 126,212,876 shares outstanding as of December 31, 2021	1,282	1,282
Additional paid-in capital	499,625	496,983
Accumulated deficit	(215,819)	(282,439)
Treasury stock at cost, 4,552,126 shares as of December 31, 2022, and 1,985,309 shares as of December 31, 2021	(72,264)	(56,844)
Total stockholders’ equity	212,824	158,982
Total liabilities and stockholders’ equity	$379,631	$318,825
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
Revenue
Profit share	$90,056	$133,215	$60,392
Program fees	80,611	75,630	43,995
Claims administration and other service fees	8,927	6,810	4,505
Total revenue	179,594	215,655	108,892
Cost of services	19,968	18,621	9,786
Gross profit	159,626	197,034	99,106
Operating expenses
General and administrative	35,950	30,393	32,584
Selling and marketing	17,856	12,000	7,841
Research and development	8,205	4,352	1,964
Total operating expenses	62,011	46,745	42,389
Operating income	97,615	150,289	56,717
Interest expense	(5,832)	(5,859)	(11,601)
Interest income	1,995	213	202
Gain on extinguishment of tax receivable agreement	—	55,422	—
Loss on extinguishment of debt	—	(8,778)	—
Change in fair value of contingent consideration	—	—	(131,932)
Other expense, net	(238)	(119)	(4,377)
Income (loss) before income taxes	93,540	191,168	(90,991)
Income tax expense	26,920	45,086	6,573
Net income (loss)	$66,620	$146,082	$(97,564)
Preferred distribution to redeemable convertible Series C preferred units	—	—	(40,689)
Accretion to redemption value of redeemable convertible Series C preferred units	—	—	47,537
Net income (loss) attributable to common stockholders	$66,620	$146,082	$(90,716)
Net income (loss) per common share
Basic	$0.53	$1.16	$(1.09)
Diluted	$0.53	$1.16	$(1.09)
Weighted average common shares outstanding
Basic	126,108,329	126,354,597	82,908,772
Diluted	126,261,614	126,390,435	82,908,772
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except for number of shares and units)

	Redeemable Convertible Series C Preferred Units			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity (Deficit)
	Units		Amount	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2019	14,278,603		$304,943	37,631,052	$376	$7,626	$(242,781)	—	$—	$(234,779)
Fair value adjustment of redemption option	—		(47,537)	—	—	—	47,537	—	—	47,537
Distribution to Open Lending, LLC unitholders	—		—	—	—	—	(135,598)	—	—	(135,598)
Recapitalization transaction, net of transaction costs	(14,278,603)		(257,406)	54,218,857	542	242,001	—	—	—	242,543
Change in deferred tax asset	—		—	—	—	1,874	—	—	—	1,874
Fair value of contingent consideration as of the Closing Date	—		—	—	—	(347,089)	—	—	—	(347,089)
Share-based compensation	—		—	—	—	2,828	—	—	—	2,828
Exercise of public warrants	—		—	9,160,776	92	105,257	—	—	—	105,349
Issuance of Earn-out Shares	—		—	23,750,000	238	419,606	—	—	—	419,844
Release of Lock-up Shares	—		—	3,437,500	34	59,143	—	—	—	59,177
Shares repurchased	—		—	—	—	—	—	(1,395,089)	(37,500)	(37,500)
Net loss	—		—	—	—	—	(97,564)	—	—	(97,564)
Balance as of December 31, 2020	—		$—	128,198,185	$1,282	$491,246	$(428,406)	(1,395,089)	$(37,500)	$26,622
ASC 326 transition adjustment	—		—	—	—	—	(115)	—	—	(115)
Change in deferred tax asset	—		—	—	—	2,836	—	—	—	2,836
Share-based compensation	—		—	—	—	3,815	—	—	—	3,815
Shares repurchased	—		—	—	—	—	—	(612,745)	(20,000)	(20,000)
Restricted stock units issued, net of shares withheld for taxes	—		—	—	—	(914)	—	22,525	656	(258)
Net income	—		—	—	—	—	146,082	—	—	146,082
Balance as of December 31, 2021	—		$—	128,198,185	$1,282	$496,983	$(282,439)	(1,985,309)	$(56,844)	$158,982
Share-based compensation	—		—	—	—	5,449	—	—	—	5,449
Shares repurchased	—		—	—	—	—	—	(2,643,306)	(18,018)	(18,018)
Restricted stock units issued, net of shares withheld for taxes	—		—	—	—	(2,807)	—	76,489	2,598	(209)
Net income	—		—	—	—	—	66,620	—	—	66,620
Balance as of December 31, 2022	—	—	$—	128,198,185	$1,282	$499,625	$(215,819)	(4,552,126)	$(72,264)	$212,824
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$66,620	$146,082	$(97,564)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	5,449	3,815	2,828
Depreciation and amortization	1,339	1,122	1,310
Non-cash operating lease cost	579	544	458
Gain on extinguishment of tax receivable agreement	—	(55,422)	—
Loss on extinguishment of debt	—	8,778	—
Change in fair value of contingent consideration	—	—	131,932
Deferred income taxes	375	20,055	4,734
Changes in assets & liabilities
Accounts receivable, net	804	(2,181)	(585)
Contract assets, net	37,527	(23,763)	(26,391)
Other current and non-current assets	(2,685)	(1,120)	(2,292)
Accounts payable	(996)	(2,157)	2,105
Accrued expenses	2,405	693	1,027
Income tax receivable, net	(8,369)	(450)	1,640
Operating lease liabilities	(495)	(364)	(280)
Third-party claims administration liability	1,005	459	409
Other current and non-current liabilities	3,873	(935)	5,309
Net cash provided by operating activities	107,431	95,156	24,640
Cash flows from investing activities
Purchase of property and equipment	(624)	(1,987)	(1,196)
Net cash used in investing activities	(624)	(1,987)	(1,196)
Cash flows from financing activities
Proceeds from term loans	150,000	125,000	170,000
Proceeds from revolving credit facility	—	50,000	—
Payments on term loans	(123,594)	(169,191)	(6,521)
Payments on revolving credit facility	(25,000)	(25,000)	—
Payment of deferred financing costs	(976)	(1,669)	(10,061)
Shares repurchased	(18,018)	(20,000)	(37,500)
Shares withheld for taxes related to restricted stock units	(209)	—	—
Settlement of tax receivable agreement	—	(36,948)	—
Distributions to Open Lending, LLC unitholders	—	—	(135,598)
Proceeds from exercise of public warrants	—	—	105,349
Recapitalization transaction, net of transaction costs	—	—	(14,863)
Net cash (used in) provided by financing activities	(17,797)	(77,808)	70,806
Net change in cash and cash equivalents and restricted cash	89,010	15,361	94,250
Cash and cash equivalents and restricted cash at the beginning of the year	119,509	104,148	9,898
Cash and cash equivalents and restricted cash at the end of the year	$208,519	$119,509	$104,148
Supplemental disclosure of cash flow information:
Interest paid	$3,520	$5,243	$10,444
Income tax paid, net	36,112	25,280	144
Property and equipment accrued but not paid	—	24	—
Right of use assets obtained in exchange for lease obligations	—	—	5,362
Non-cash investing and financing:
Change in fair value of redeemable convertible Series C preferred units	$—	$—	$(47,537)
Conversion of preferred units to common stock	—	—	257,406
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Note 1—Description of Business, Background and Nature of Operations
The Company, headquartered in Austin, Texas, provides loan analytics, risk-based loan pricing, risk modeling, and automated decision technology for automotive lenders throughout the U.S., which enables each lending institution to book near-prime and non-prime automotive loans, coupled with real-time underwriting of loan default insurance, out of their existing business flow. The Company also operates as a third-party administrator that adjudicates insurance claims and premium adjustments on automotive loans.
The Company’s flagship product, LPP, is a cloud-based automotive lending platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to insurance companies. The platform uses risk-based pricing models that enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. The Company’s proprietary risk models project loan performance, including expected losses and prepayments in arriving at the optimal rate. With five send decisioning, LPP generates a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets.
Nebula was originally incorporated in Delaware on October 2, 2017 as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 10, 2020, the Closing Date, Nebula entered into a business combination pursuant to that certain Business Combination Agreement by and among Nebula, Open Lending, LLC, the Blocker, the Blocker’s sole stockholder, Nebula Parent Corp., NBLA Merger Sub LLC, NBLA Merger Sub Corp., and Shareholder Representative Services LLC, as the security holder representative. Refer to Note 3—Business Combination for further discussion.
The Company has evaluated how it is organized and managed and has identified only one operating segment. All of the Company’s operations and assets are in the U.S., and all of its revenues are attributable to U.S. customers.

Note 2—Summary of Significant Accounting and Reporting Policies
a)Basis of presentation and consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of the Company and all its subsidiaries that are directly or indirectly owned or controlled by the Company. All intercompany transactions and balances have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the Company’s presentation of its consolidated financial statements as of and for the year ended December 31, 2022.
The Business Combination was accounted for as a reverse recapitalization as Open Lending, LLC was determined to be the accounting acquirer under the Financial Accounting Standards Board’s ASC Topic 805, Business Combinations (“ASC 805”). The determination was primarily based on the evaluation of the following facts and circumstances:
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
In connection with the Business Combination, all outstanding units of Open Lending, LLC were converted into the common stock of the Company, with a par value of $0.01 per share, representing a recapitalization, and the net assets of Nebula were acquired at historical cost, with no goodwill or intangible assets recorded. Open Lending, LLC was deemed to be the Predecessor of the Company since the consolidated assets and liabilities and results of operations prior to the Closing Date were those of Open Lending, LLC. The shares and corresponding capital amounts and net income (loss) per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. The number of Series C preferred units in mezzanine equity was also retroactively restated in shares reflecting the exchange ratio, and the carrying amount of the Series C preferred units was based on the fair value of its redemption amount on each reporting date. All Series C preferred units were converted to the Company’s common stock on the Closing Date of the Business Combination.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

b)Use of estimates and judgments
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
The most significant items subject to such estimates and assumptions include, but are not limited to, profit share revenue recognition and the corresponding impact on contract assets, the recognition of the valuation of share-based compensation arrangements, valuation of the Contingent Consideration, as defined below, and assessing the realizability of deferred tax assets. These estimates, although based on actual historical trend and modeling, may potentially show significant variances over time.
c)Income taxes
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
The Company records potential interest and penalties related to an underpayment of income taxes as other expenses and penalties and is recognized within general and administrative expenses within the consolidated statements of operations.
d)Cash and cash equivalents
Cash and cash equivalents consist of commercial analysis accounts, money market funds and U.S. Treasury securities. The Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. The Company determines the appropriate classification of the Company’s cash and cash equivalents at the time of purchase.
e)Restricted cash
Restricted cash relates to deposits held in a financial institution for the processing of automated clearing house transactions and funds held by the Company on behalf of the insurance carriers, delegated for the use of insurance claim payments. Restricted cash is deposited in commercial analysis accounts at one financial institution. As a third-party administrator of insurance claims and refund adjudication, the Company collects funds from insurance partners which are intended to be used to settle insurance claims and process funds on behalf of the insurance partners. The balance of these funds held on behalf of insurance partners was $4.1 million and $3.1 million as of December 31, 2022 and 2021 respectively, with an offsetting liability included in third-party claims administration liability on the consolidated balance sheets.
f)Accounts receivable
Accounts receivable includes program fees billed to customers, for which payments are expected to be received within 30 days from billing. The program fees are assessed at the time when the customer uses LPP to certify consumer loans and are billed either as an upfront fee or in 12 equal installments. The Company bills customers for the upfront fee following the month the service is provided and for the monthly installment fee over 12 months. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statement of cash flows.
g)Contract assets
Contract assets for program fees are increased by recognized and unbilled program fee revenues related to monthly-pay arrangements. Once the monthly-pay arrangement’s program fees for the current month are due, they are reclassified from contract assets and recognized as accounts receivable. Contract assets for profit share and claims administration

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

fees (“TPA fees”) are increased for recognized profit share and TPA fees revenue and are decreased by payments received from insurance carriers within 60 days after month end. These payments are reported in net cash provided by operating activities within the consolidated statement of cash flows. Refer to Note 4—Contract Assets for additional information.
h)Allowance for expected credit losses
Effective January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“CECL”), and as such, the Company maintains an allowance for expected credit losses on its accounts receivable and contract assets. The allowance represents an estimate based primarily on market implied lifetime probabilities of default and loss severities for assets with similar risk characteristics. As these inputs are derived from market observations, they inherently include forward-looking expectations about macro-economic conditions. The allowance is evaluated quarterly by the Company for adequacy by taking into consideration factors such as reasonableness of the market implied loss statistics, historical lifetime loss data, and credit quality of the customer base. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of its contract asset could be further adjusted. The Company does not have any material account receivable or contract asset receivable balances that are past due and has not written off any balances in its portfolio for the periods presented. The allowance for expected credit losses on accounts receivable and contract assets receivable, in the aggregate, was less than $0.2 million as of December 31, 2022 and 2021.
i)Property and equipment
The Company’s property and equipment primarily consists of software developed for internal use, furniture, fixtures and equipment used in the normal course of business, and leasehold improvements. Property and equipment are recorded at cost, less accumulated depreciation, amortization and impairment losses, if any. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the useful life of the respective asset are expensed as incurred.
Depreciation and amortization expense is calculated using the straight-line method based on the estimated useful lives of the property and equipment, which ranges from three to eight years. Depreciation and amortization expense was $0.9 million, $0.8 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is recognized within general and administrative expenses in the consolidated statements of operations.
Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.
The Company’s property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the amount recorded may not be recoverable, and if not deemed recoverable based on the assets’ expected undiscounted cash flows, an impairment loss is recognized to the extent that the carrying amount exceeds the fair value.
j)Operating Leases
The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluates whether the lease is an operating lease or a finance lease at the commencement date. The Company recognizes lease right-of-use (“ROU”) assets and lease liabilities for operating and finance leases with initial terms greater than 12 months. ROU assets represent the Company’s right to use an asset for the lease term, while lease liabilities represent the Company’s obligation to make the related lease payments. The ROU assets for operating and finance leases and liabilities are recognized based on the present value of fixed lease payments over the lease term at the lease commencement date. Lease liabilities are calculated as the present value of fixed payments not yet paid at the measurement date. Since the interest rate implicit in the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of its lease payments. The Company’s incremental borrowing rate is determined based on the interest rate paid to borrow on a collateralized basis over a similar term.
Operating lease ROU assets are recognized net of any lease prepayments and incentives. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that are not based on an index or a rate, such as common area maintenance fees, taxes and insurance, are expensed as incurred.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

k)Fair value measurements
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
l)Revenue recognition
The Company’s revenue is generated through three streams: (i) profit share paid to the Company by insurance partners, (ii) program fees paid to the Company by automotive lenders and (iii) claims administration service fees paid to the Company by insurance partners. The Company disaggregates revenues by revenue source (i.e., profit share, program fees, and claims administration and other service fees), and the level of disaggregation is presented in the consolidated statements of operations.
The Company accounts for a contract with a customer when (i) both parties have approved the contract and are committed to perform their respective obligations, (ii) each party’s rights and payment terms can be identified, (iii) the contract has commercial substance, and (iv) it is probable the Company will collect substantially all of the consideration it is entitled to receive. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer. In compliance with ASC 606, when the Company’s performance obligations have been completed, however the final amount of transaction price is unknown, the Company estimates the amount of the transaction price it expects to be entitled to under the Company’s customer contracts. The Company recognizes subsequent adjustments to an estimated transaction price upon the receipt of additional information or final settlement, whichever occurs first.
Profit Share Revenue. Profit share represents the Company’s participation in the underwriting profit of third-party insurance partners who provide automotive lenders with credit default insurance on loans those lenders make using LPP. The Company receives a percentage of the aggregate monthly insurance underwriting profit. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including reserves for incurred, but not reported losses), with losses accrued and carried forward for future profit share calculations.
The Company fulfills its performance obligation upon placement of the insurance and recognizes profit share based on the amount of cash flows it expects to receive from the insurance company over the term of the underlying insured loan.
On a quarterly basis, the Company uses a forecast model to estimate variable consideration based on undiscounted expected future profit share to be received from the insurance carriers. The forecast model projects loan-level earned premiums and insurance claim payments driven by projections of prepayment rate, loan default rate and severity of loss. These assumptions are derived from an analysis of the historical performance of the active loan portfolio, prevailing default and prepayment trends, and macroeconomic projections. Estimates of variable consideration generated by the forecast model are constrained to the extent that it is probable that a significant reversal of incremental revenue will not occur in future periods.
The Company continually assesses the default and prepayment assumptions of its core forecast model against reported performance and lender delinquency data. The forecast model is updated to ensure that default and prepayment rate projections align with actual experience.
Program fee revenue. The Company earns program fees by providing customers with access to and use of LPP. Program fee contracts contain a single performance obligation, which is complete when a loan is certified through LPP and is issued by the lending institution. Approximately 10% of loan originations are paid through 12-month financing arrangements.
Claims administration services. For the insurance policies issued through the Company’s program, the Company provides adjudication services for insurance claims on the third-party insurer’s policies for auto loans processed through LPP. The Company earns a monthly service fee which is calculated by the third-party insurance providers as 3% of the

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

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
m)Research and development costs
Research and development costs consist primarily of compensation and benefits of employees engaged in the ongoing development of the Company’s lending enablement platform, LPP.
n)Deferred financing costs
Deferred financing costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense in accordance with the related debt agreement. Deferred financing costs related to the New Term Loan due 2027 are included as a reduction within long-term debt, net of deferred financing costs in the accompanying consolidated balance sheets. Deferred financing costs related to the 2021 Revolving Credit Facility are included in other assets on the accompanying consolidated balance sheets.
o)Share-based compensation
The Company uses the grant date fair value of time-based restricted stock units (“RSUs”) and PSUs and utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. This model requires the use of input assumptions, including expected volatility, expected life, expected dividend yield, and expected risk-free rate of return. The expected life of the awards is estimated using the “Simplified Method”, which utilizes the midpoint between the vesting date and the end of the contractual term. The Company uses the Simplified Method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The expected volatility is based on the average of implied and observed historical volatility of comparable companies since the Company does not have enough history as a public company. Changes in these assumptions can materially affect the fair value estimate of the awards.
The Company recognizes compensation expense for unvested awards in the consolidated statements of operations and, net of actual forfeitures in the period they occur, on a straight-line basis over the requisite service or performance period. PSUs are evaluated on a quarterly basis for probability of meeting performance metrics and any adjustments to share-based compensation expense are then made in the quarter of evaluation. For PSUs, the Company must also make assumptions regarding the likelihood of achieving performance metrics. If actual results differ significantly from these estimates, share-based compensation expense and the Company’s results of operations could be materially affected.
The Company expects to issue shares from treasury stock when stock options are exercised or when RSUs and PSUs vest.
p)Contingent consideration
As part of the Business Combination, Open Lending, LLC unitholders and certain Nebula equity holders were entitled to additional consideration in the form of shares of the Company’s common stock to be issued when the Company’s common stock price achieved certain market share price milestones within specified periods following the Closing Date (the “Contingent Consideration”). In addition, the Nebula sponsors were restricted to transfer a portion of their founder shares unless market share price targets were achieved within the specified period.
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
Prior to the Business Combination, the Company’s pre-merger LLC membership structure included common units and convertible preferred units which were regarded as participating securities. When calculating the net income (loss) per share for the presented periods, the Company has retroactively restated the number of common and preferred units issued and outstanding prior to the Closing Date to the number of shares of common stock into which they were converted, based on the exchange ratio established in the Business Combination Agreement.
In accordance with the Company’s pre-merger LLC membership structure, holders of the redeemable convertible preferred units were entitled to distributions in preference to common stockholders, at specified rates, if declared. The Company also recognized adjustments to redemption amount of the redeemable convertible preferred units similar to a distribution, in temporary equity. Any remaining net income would then be distributed to the holders of common stock and non-redeemable convertible preferred units on a pro-rata basis assuming conversion of all convertible preferred units into common stock in the event that the Company had profits to be allocated to the stockholders. However, the redeemable convertible preferred units did not contractually require the holders of such participating instruments to participate in the Company’s losses. As such, net losses for the periods presented were allocated to common stock only.
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
s)Concentrations of revenue and credit risks
The Company’s three largest insurance carrier partners accounted for 34%, 11% and 10%, respectively, of the Company’s total revenue during the year ended December 31, 2022. The Company’s two largest insurance carrier partners accounted for 41% and 22%, respectively, of the Company’s total revenue during the year ended December 31, 2021. In the event that one or more of the Company’s other significant customers terminate their relationships with the Company, or elect to utilize an alternative source for financing, the number of loans originated through LPP would decline, which would materially and adversely affect the Company’s business and, in turn, its revenue.
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, restricted cash, accounts receivable and contract assets to the extent of the amounts recorded on the balance sheets.
Cash and cash equivalents are deposited in commercial analysis accounts, money market funds and U.S. Treasury securities at financial institutions with high credit standing. Restricted cash relates to funds held by the Company on behalf of the insurance carriers, delegated for the use of insurance claim payments. Restricted cash is deposited in commercial analysis accounts at one financial institution. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits of $250,000 per institution. The Company has not experienced any losses on its deposits of cash and cash equivalents and management believes the Company is not exposed to significant risks on such accounts.
The Company’s accounts receivable and contract assets are derived from revenue earned from customers. Effective January 1, 2021, the Company maintains an allowance for expected credit losses on its accounts receivable and contract asset receivable in accordance with CECL.
As of December 31, 2022, the Company had no customers that represented at least 10% of the Company’s accounts receivable. As of December 31, 2021, the Company had two customers that each represented at least 10% of the Company’s accounts receivable.
t)Recently issued accounting pronouncements not yet adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform within Topic 848, which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has experienced no unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. As such, the Company has considered this guidance in relation to its existing credit agreement, and determined that it is not applicable (refer to the 2022 Credit Agreement discussion within Note 5—Debt).
Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or may adopt, as applicable, the Company believes none of these accounting pronouncements has materially impacted or will have a material impact on the Company’s consolidated financial position or results of operations.
u)    Recently adopted new accounting standards
There were no new standards adopted by the Company during the year ended December 31, 2022.
Note 3—Business Combination
On June 10, 2020, the Closing Date, Nebula entered into a Business Combination with Open Lending, LLC pursuant to the Business Combination Agreement. In accordance with ASC 805, for financial accounting and reporting purposes, Open Lending, LLC was determined to be the accounting acquirer and Nebula was treated as the accounting acquiree. Accordingly, the Business Combination was accounted for as a reverse recapitalization, whereby it was treated as the equivalent of Open Lending, LLC issuing equity for the net assets of Nebula, accompanied by a recapitalization. Under this method of accounting, the consolidated financial statements of Open Lending, LLC were deemed the historical financial statements of the Company, while the net assets of Nebula were recorded at historical costs, with no goodwill or other intangible assets in accordance with U.S. GAAP, and thereafter, consolidated with Open Lending, LLC’s financial statements on the Closing Date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement.
As a result of the Business Combination, Open Lending, LLC’s unitholders received aggregate consideration of approximately $1.0 billion, which consisted of (i) $328.8 million in cash at the closing of the Business Combination, net of transaction expenses, (ii) $135.0 million in cash distribution from debt issued in March 2020, and (iii) 51,909,655 shares of common stock valued at $10.00 per share, totaling $519.1 million. In addition, Open Lending, LLC’s unitholders were entitled to receive additional Contingent Consideration of up to an aggregate of 22,500,000 shares if the price of the Company’s common stock trading on the Nasdaq at a given time met certain thresholds following the Business Combination. All Contingent Consideration shares were issued or released during the year ended December 31, 2020. Refer to Note 6—Contingent Consideration for additional information.
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $55.5 million related to equity issuance during the year ended December 31, 2020, which primarily included investment banking, legal, accounting and other professional fees recorded to additional paid-in capital as a reduction of related proceeds. The Company also incurred $9.1 million in transaction bonuses paid to key employees and directors and $2.2 million in share-based compensation expense due to the accelerated vesting of Open Lending, LLC’s legacy share-based compensation plan. The transaction bonuses and the accelerated share-based compensation expense were included in general and administrative expense on the Company’s consolidated statement of operations for the year ended December 31, 2020. Refer to Note 8—Share-Based Compensation for additional information.
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional.
For performance obligations satisfied in previous periods, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts contract assets accordingly. During the years ended December 31, 2022 and 2021, contract asset adjustments attributable to profit share revenue forecast adjustments resulted in a reduction of $5.7 million and an increase of $30.9 million, respectively.
Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	TPA Fee	Program Fee	Total
	(in thousands)
Ending balance as of December 31, 2020	$83,177	$822	$5,343	$89,342
Increase of contract assets due to new business generation	102,324	6,801	75,630	184,755
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	30,891	—	—	30,891
Receivables transferred from contract assets upon billing the lending institutions	—	—	(74,808)	(74,808)
Payments received from insurance carriers	(110,732)	(6,305)	—	(117,037)
Provision for expected credit losses	(174)	(2)	(11)	(187)
Ending balance as of December 31, 2021	105,486	1,316	6,154	112,956
Increase of contract assets due to new business generation	95,733	8,924	80,812	185,469
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	(5,677)	—	—	(5,677)
Receivables transferred from contract assets upon billing the lending institutions	—	—	(79,039)	(79,039)
Payments received from insurance carriers	(129,740)	(8,632)	—	(138,372)
Provision for expected credit losses	87	1	5	93
Ending balance as of December 31, 2022	$65,889	$1,609	$7,932	$75,430
As of December 31, 2022 and 2021, the Company’s contract assets consisted of $54.4 million and $70.5 million, respectively, as the current portion estimated to be received within one year, and $21.0 million and $42.4 million, respectively, in the non-current portion to be received beyond one year.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Note 5—Debt
The following table provides a summary of the Company’s debt as of the dates indicated:

	December 31,
	2022	2021
	(in thousands)
New Term Loan due 2027	$149,063	$—
Term Loan due 2026	—	122,656
2021 Revolving Credit Facility	—	25,000
Less: Unamortized deferred financing costs	(1,630)	(1,396)
Total debt	147,433	146,260
Less: Current portion of debt	(3,750)	(3,125)
Total long-term debt, net of deferred financing costs	$143,683	$143,135
Prior Credit Agreement—Term Loan due 2027
On March 11, 2020, the Company entered into a credit agreement with UBS A.G., as the administrative agent, and the lenders from time to time party thereto (the “Prior Credit Agreement”). Pursuant to the Prior Credit Agreement, the lenders thereto funded a Term Loan due 2027 in a principal amount of $170.0 million, bearing an interest rate per annum of LIBOR plus 6.50% (subject to a LIBOR floor of 1.0%) and maturing in March 2027.
On March 19, 2021, the Company retired the Term Loan due 2027 by paying off its outstanding principal and interest using proceeds from the issuance of the Term Loan due 2026 and the 2021 Revolving Credit Facility (both as defined below). The transaction was deemed a debt extinguishment under ASC Topic 405-20, “Liabilities—Extinguishments of Liabilities” and accordingly, the Company recognized a non-cash debt extinguishment loss of $8.8 million within loss on extinguishment of debt in the consolidated statements of operations. The loss on debt extinguishment was determined as the difference between the carrying amount of the debt and the price paid to retire the debt, which primarily consisted of the write-off of the unamortized deferred financing costs related to the Term Loan due 2027.
2022 Credit Agreement—Term Loan due 2026, New Term Loan due 2027, and New Revolving Credit Facility
On March 19, 2021, the Company entered into a credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) as the administrative agent, pursuant to which the lenders thereto (i) funded a senior secured term loan in an aggregate principal amount of $125.0 million maturing in March 2026 (the “Term Loan due 2026”) and (ii) committed to provide a $50.0 million senior secured revolving credit facility, including a $10.0 million letter of credit sub-facility, maturing in March 2026 (the “2021 Revolving Credit Facility”), collectively, the “2021 Credit Agreement”.
On September 9, 2022, the Company entered into a First Amendment to the 2021 Credit Agreement with Wells Fargo, as the administrative agent, and the financial institutions party thereto, as the lenders). The First Amendment provided the Company senior secured credit facilities in an aggregate principal amount of $300.0 million, which (i) established a New Term Loan due 2027 with a principal amount of $150.0 million, and (ii) increased the borrowing capacity on the New Revolving Credit Facility to $150.0 million, both scheduled to mature on September 9, 2027. In addition, the First Amendment, among other things, (i) replaced LIBOR with Adjusted SOFR as the interest rate benchmark, (ii) decreased the unused fees and the interest rate margins applicable to the New Revolving Credit Facility, (iii) resulted in lower interest rate margins applicable to the New Term Loan due 2027 compared to those applicable to the Term Loan due 2026 that have been repaid, (iv) provided financial covenant flexibility by extending the date at which the net leverage ratio covenant steps-down from 3.5:1 to 3.0:1 to September 30, 2024, and (v) extended the date at which the required term loan amortization payments increase from 2.5% per annum to 5.0% per annum from June 30, 2023 to December 31, 2024.
The Company used proceeds from the New Term Loan due 2027 to pay off all outstanding amounts under the 2021 Credit Agreement and pay transaction costs related to the First Amendment. The remaining proceeds were used for working capital and other general corporate purposes. The transaction was treated as a debt modification under ASC Topic 470-50, “Modifications and Extinguishments”.
The obligations of the Company under the New Term Loan due 2027 and the New Revolving Credit Facility are guaranteed by all of the Company’s U.S. subsidiaries and are secured by substantially all of the assets of the Company and its U.S. subsidiaries, subject to customary exceptions.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Interest under the New Term Loan due 2027 and the New Revolving Credit Facility are, at the option of the Company, either at an Alternate Base rate (“ABR”) plus a spread ranging from 0.625% to 1.375%, or Adjusted SOFR plus a spread ranging from 1.625% to 2.375%. With respect to the ABR loans, interest will be payable at the end of each calendar quarter. With respect to the Adjusted SOFR loans, interest will be payable at the end of the selected interest period (at least quarterly). Additionally, there is a commitment fee payable at the end of each quarter at a rate per annum ranging from 0.15% to 0.225% based on the average daily unused portion of the New Revolving Credit Facility and other customary letter of credit fees. Pursuant to the 2022 Credit Agreement, the interest rate spreads and commitment fees increase or decrease in increments as the Company’s Funded Secured Debt/EBITDA ratio increases or decreases.
As of December 31, 2022, the New Term Loan due 2027 and the New Revolving Credit Facility were both subject to an Adjusted SOFR rate of 3.82% plus a spread of 1.63% per annum. Commitment fees were accrued at 0.15% under the New Revolving Credit Facility’s unused commitment balance of $150.0 million as of December 31, 2022. As of December 31, 2022, the effective interest rate on the Company’s outstanding borrowings was 5.69%.
In connection with the 2021 and 2022 Credit Agreements, the Company incurred aggregate deferred financing costs of $2.6 million, of which (i) $2.1 million was allocated to the related term loans and capitalized as a contra-liability against the principal balance of the term loans, and (ii) $0.5 million was allocated to the 2021 Revolving Credit Facility and is included within other assets on the consolidated balance sheets. These deferred financing costs are amortized as interest expense using the effective interest method over the term of the 2022 Credit Agreement. Unamortized deferred financing costs related to the term loans and the 2021 Revolving Credit Facility were $1.6 million and $0.3 million, respectively, as of December 31, 2022.
The 2022 Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.5:1 for any fiscal quarter ending on or prior to June 30, 2024 and then decreases to 3.0:1 for any fiscal quarter ending after June 30, 2024. The minimum fixed charge coverage ratio is 1.25:1. As of December 31, 2022, the Company was in compliance with all required covenants under the 2022 Credit Agreement.
Principal Maturities of Debt
Principal maturities of debt outstanding as of December 31, 2022 are as follows:

(in thousands)
2023	$3,750
2024	4,688
2025	7,500
2026	7,500
2027	125,625
Total	$149,063
Note 6—Contingent Consideration
As part of the Business Combination, Open Lending, LLC unitholders and certain Nebula equity holders were entitled to additional consideration in the form of shares of the Company’s common stock to be issued when the Company’s common stock price achieved certain market share price milestones within specified periods following the Closing Date. In addition, a portion of the Nebula sponsors' shares were subject to transfer restrictions unless market share price targets were achieved within the specified period.
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Founders Shares Subject to Transfer Restrictions
Immediately following the consummation of the Business Combination, 3,437,500 shares of common stock issued and outstanding held by Nebula Holdings, LLC (“Nebula Holdings”) and its affiliates were subject to transfer restrictions (the “Lock-up Shares”). The holder of the Lock-up Shares could not sell, transfer or otherwise dispose of their respective shares until the respective lock-up provisions were achieved as described further below. The Lock-up Shares had full ownership rights including the right to vote and receive dividends and other distributions thereon, and were released from the transfer restrictions upon achieving certain market share price milestones as follows:
1)The 3,437,500 shares would be released from the lock-up restriction and no longer subject to forfeiture if the daily volume weighted average price (“VWAP”) of the Company’s common stock was greater than or equal to $12.00 for one-half of the Lock-up Shares and $14.00 per share for one-half of the Lock-up Shares, respectively, for 20 trading days over a 30-trading day period at any time within seven years after the Closing Date.
2)The Lock-up shares would be released from the lock-up restrictions on the date the Company underwent a change of control as defined in the Business Combination Agreement.
Contingently Issuable Shares
Pursuant to the Business Combination Agreement, Open Lending, LLC’s unitholders would be able to receive up to 22,500,000 shares of common stock contingent upon achieving certain market share price milestones within a period of 42 months subsequent to the Business Combination. The Company would issue 7,500,000 shares of common stock when each of the following conditions was met, respectively:
1)the VWAP was greater than or equal to $12.00 over any 20 trading days within any 30-trading day period prior to or as of the 24th month of the Closing Date;
2)the VWAP was greater than or equal to $14.00 over any 20 trading days within any 30-trading day period prior to or as of the 30th month of the Closing Date; and
3)the VWAP was greater than or equal to $16.00 over any 20 trading days within any 30-trading day period prior to or as of the 42nd month of the Closing Date.
In connection with the Business Combination, certain Nebula equity holders would be able to receive up to 1,250,000 earn-out shares of common stock contingent upon achieving certain market share price milestones within a period of 30 months post Business Combination (the “Earn-out Shares”). The Company would issue 625,000 shares of common stock when each of the following conditions is met, respectively:
1)the VWAP was greater than or equal to $12.00 over any 20 trading days within any 30-trading day period prior to or as of the 24th month of the Closing Date; and
2)the VWAP was greater than or equal to $14.00 over any 20 trading days within any 30-trading day period prior to or as of the 30th month of the Closing Date.
The Contingent Consideration and the Earn-out Shares would vest immediately in the event of a change of control as defined in the Business Combination Agreement.
Settlement of Contingent Consideration
On July 10, 2020, the daily VWAP of the Company’s common stock had been greater than $12.00 per share for 20 trading days within a 30-trading day period, which triggered the vesting of 7,500,000 Contingent Consideration shares and 625,000 Earn-out Shares. On July 15, 2020, the daily VWAP of the Company’s common stock had been greater than $14.00 per share for 20 trading days within a 30-trading day period, which triggered the vesting of an additional 7,500,000 Contingent Consideration shares and 625,000 Earn-out Shares. On August 11, 2020, the daily VWAP of the Company’s common stock had been greater than $16.00 per share for 20 trading days within a 30-trading day period, which triggered the vesting of an additional 7,500,000 Contingent Consideration shares.
In addition, upon achievement of the daily VWAP milestones of both $12.00 per share and $14.00 per share discussed above, 3,437,500 Lock-up Shares were released from the lock-up restrictions and the holders of these shares were no longer restricted from selling and/or transferring the shares.
In the three months ended September 30, 2020, 27,187,500 shares of common stock were issued or released in connection with these milestone achievements. Immediately prior to each vesting, the carrying amount of the Contingent Consideration liability

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

on the Company’s consolidated balance sheet was marked to market, and the related change of fair value was recorded in the consolidated statements of operations. Upon vesting, the Contingent Consideration liability was reclassified to equity, the vested shares were issued and recorded as common stock at a par value of $0.01 per share, and the incremental fair value amount was recorded as additional paid-in capital.
A reconciliation of changes in the Contingent Consideration liability during the year ended December 31, 2020 was as follows:

(in thousands)
Fair value as of June 10, 2020	$347,089
Change in fair value	131,932
Reclassification of shares to equity	(479,021)
Fair value as of December 31, 2020	$—
Upon inception, the initial estimated fair value of the Contingent Consideration on the Closing Date of $347.1 million was recorded as a long-term liability in the Company’s consolidated balance sheet. The related increase in fair value of $131.9 million during the year ended December 31, 2020 was recorded as a change in fair value of contingent consideration in the Company’s consolidated statements of operations. With the vesting of the Contingent Consideration shares during the year ended December 31, 2020, the contingent consideration liability was reclassified to equity, and accordingly approximately $0.3 million was recorded to common stock and $478.7 million was recorded to additional paid-in capital.
Note 7—Stockholders’ Equity (Deficit)
On June 11, 2020, the Company’s common stock began trading on the Nasdaq under the symbol “LPRO.” Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company was authorized to issue the following shares and classes of capital stock, each with a par value of $0.01 per share: (i) 550,000,000 shares of common stock and (ii) 10,000,000 shares of preferred stock. Immediately following the Business Combination, there were 91,849,909 shares of common stock with a par value of $0.01, and 9,166,659 warrants outstanding, herein referred to as public warrants. As discussed in Note 3—Business Combination, the Company retroactively adjusted the shares issued and outstanding prior to the Closing Date to give effect to the exchange ratio established per the Business Combination Agreement and determined the number of shares of common stock into which they were converted.
In connection to the Business Combination, on July 1, 2020, the Company filed a Registration Statement on Form S-1 to register 52,916,659 shares of common stock for the issuance of (i) up to an aggregate of 23,750,000 shares of the Company’s common stock that may be issued as Earn-out Shares upon certain triggering events and (ii) 9,166,659 shares of the Company’s common stock that may be issued upon exercise of public warrants to purchase common stock at an exercise price of $11.50 per share of common stock.
Underwritten Public Offering
On April 6, 2021, the Company completed an underwritten public offering of 9,000,000 shares of the Company’s common stock at a public offering price of $34.00 per share. All shares were sold by existing stockholders, including Nebula Holdings, and its affiliates, Bregal Sagemount, and certain executive officers of the Company. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,350,000 additional shares of common stock. The Company did not issue any shares and did not receive any proceeds from the offering.
On December 14, 2020, the Company completed an underwritten public offering of 9,500,000 shares of the Company’s common stock at a public offering price of $28.00 per share. All shares were sold by existing stockholders, including Nebula Holdings and its affiliates, Bregal Sagemount and certain executive officers of the Company. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,425,000 additional shares of common stock. The Company did not sell any shares and did not receive any proceeds from the offering.
Stock Repurchase Agreements
Pursuant to a Stock Repurchase Agreement, dated March 29, 2021, between the Company and the selling stockholders named therein, the Company repurchased from the selling stockholders, on April 6, 2021, an aggregate number of 612,745 shares of its common stock totaling $20.0 million at the same per share price paid by the underwriters to the selling stockholders in the offering. The $20.0 million stock repurchase was recorded in treasury stock at cost.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Pursuant to a Stock Repurchase Agreement, dated as of December 7, 2020, between the Company and the selling stockholders, the Company repurchased from the selling stockholders an aggregate number of 1,395,089 shares of the Company’s common stock totaling $37.5 million at the same per share price paid by the underwriters to the selling stockholders in the offering. The $37.5 million stock repurchase was recorded to treasury stock at cost.
Share Repurchase Program
On November 17, 2022, the Board of Directors authorized the Share Repurchase Program allowing the Company to repurchase up to $75.0 million of the Company’s outstanding common stock until November 17, 2023. Repurchases may be made at management’s discretion from time to time on the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time. Pursuant to the Share Repurchase Program, the Company repurchased 2,643,306 shares at an average price of $6.80 for a total of $18.0 million. These shares were recorded to treasury stock at cost. As of December 31, 2022, the Company had $57.0 million available under the Share Repurchase Program.
Common Stock
In conjunction with the Business Combination, Nebula obtained commitments from certain investors to purchase shares of Nebula Class A common stock, which were converted into 20,000,000 Private Investment in Public Entity (“PIPE”) shares for a purchase price of $10.00 per share. Of the 20,000,000 PIPE shares, 11,500,000 shares were held by other institutional investors and 8,500,000 shares were held by Nebula Holdings and its affiliates. On the Closing Date, the Company had 91,849,909 shares of common stock outstanding, which excluded 3,437,500 shares issued and outstanding that were subject to certain lock-up and forfeiture arrangements pursuant to a certain Founder Support Agreement, dated as of January 5, 2020 (as amended by that certain Amendment No.1, dated March 18, 2020, and that certain Amendment No.2, dated May 13, 2020).
During the year ended December 31, 2020, the Company (i) issued a total of 32,910,776 shares of common stock related to the Contingent Consideration and exercised public warrants, (ii) released 3,437,500 shares of common stock from the lock-up restrictions, and (iii) repurchased 1,395,089 shares of common stock during its underwritten public offering in December 2020.
During the year ended December 31, 2021, the Company repurchased 612,745 shares of common stock during its underwritten public offering in April 2021 and issued 22,525 shares of common stock, net of shares withheld for taxes, related to RSUs that vested during 2021.
During the year ended December 31, 2022, the Company repurchased 2,643,306 shares of common stock and issued 76,489 shares of common stock, net of shares withheld for taxes, related to RSUs that vested during 2022. As a result of these events, the Company’s outstanding common stock was 123,646,059 shares, net of treasury shares, as of December 31, 2022.
Preferred Units
On the Closing Date, all of the Company’s preferred units outstanding were converted into common stock of the Company at the exchange rate established in the Business Combination Agreement at a par value of $0.01 per share. Prior to the Closing Date, the outstanding preferred units of Open Lending, LLC were as follows:

	Series	Units Authorized	Units Issued and Outstanding	Per Unit Liquidation Preference	Aggregate Liquidation Preference	Per Unit Initial Conversion Price
		($ in thousands, except unit and per unit data)
Non-redeemable preferred units	A	9,941,227	9,941,227	$0.50	$4,971	$0.25
Non-redeemable preferred units	B	19,117,039	19,117,039	$0.50	$9,559	$0.25
Redeemable preferred units	C	21,906,852	21,906,852	$1.83	$40,090	$1.83
		50,965,118	50,965,118

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The number of preferred units presented on the Company’s consolidated balance sheets and consolidated statements of changes in stockholders’ equity (deficit) as of December 31, 2019 was retroactively restated to reflect conversion to the Company’s common stock as a result of the Business Combination. The rights, preferences and privileges of both the redeemable and non-redeemable preferred units were as follows:
Voting Rights
Each holder of the Company’s preferred unit was entitled to the number of votes equal to the number of common units into which each preferred unit is convertible.
Non-Liquidation Distribution
The holders of preferred units were entitled to receive distributions deemed payable when and if declared by the Company’s Board of Directors. The holders of Series C preferred units were entitled to receive distributions prior and in preference, to any payment of any distribution to other preferred units and common units. Specifically, the holders of Series C preferred units were entitled to receive a preferred return equal to 2.5% per annum, accruing daily, on the Series C Contribution Amount, until such time as the holders of Series C preferred units receive the related preferred return distributions totaling an aggregate of $100.0 million. Distributions declared in excess of the Preferred Return for Series C preferred units would be distributed among the holder of preferred units and common units pro rata on an as-converted basis (including the Series C preferred units). The distributions declared and paid by the Board of Directors to the preferred unitholders in 2020 were as follows:

Distributions	Non-Redeemable Preferred Units		Redeemable Preferred Units
	Series A	Series B	Series C
	(in thousands)
For the year ended December 31, 2020	$18,098	$34,802	$40,689
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
The Series A and Series B Preferred Units would automatically convert to common units if (i) at any time Open Lending, LLC effected an underwritten public offering, or (ii) on the date upon which 80% of the respective Series A or Series B Preferred Units had been converted to Common Units.
The Series C preferred units automatically converted into common units at the then-applicable conversion price any time (i) Open Lending, LLC effected an initial public offering with aggregate proceeds of no less than $75.0 million and the price paid by public was no less than $4.56 per unit, or (ii) upon the written election of a Series C preferred units majority.
Redemption
At the election of a Series C preferred units majority, as defined, each of the Series C preferred unit was subject to redemption at a price per unit equal to the greater of (a) the Series C liquidation preference payment and (b) the fair market value of the Class A Common Units into which such Series C preferred units was convertible, at any time between June 23, 2020 and December 15, 2021. Series A and Series B preferred units were not redeemable by the Company or the holders. The Series C preferred units were classified as temporary equity outside of the Company’s permanent equity due to their redemption feature. During the year ended December 31, 2020, the redemption rights were removed from the Series C preferred units upon conversion to the Company’s Class A common stock as a result of the Business Combination on the Closing Date, and as such, the Company no longer has any outstanding convertible preferred stock on its balance sheets.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Public Warrants
As of the Closing Date, there were 9,166,659 outstanding public warrants to purchase shares of the Company’s common stock that were issued by Nebula with other consideration prior to the Business Combination. The public warrants were set to expire on June 10, 2025 or earlier upon redemption or liquidation.
Each whole warrant entitled the holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The public warrants were exercisable 30 days after the completion of the Business Combination. Once the public warrants became exercisable, the Company had the right to redeem the outstanding public warrants in whole and not in part at a price of $0.01 per warrant (the “Redemption Price”) upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock matched or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the warrant holders (“Redemption Right”).
On September 11, 2020, the Company provided notice of redemption that all public warrants may be exercised by the holders thereof until October 13, 2020 (the “Redemption Date”). Any public warrants that remained unexercised on October 13, 2020 would no longer be exercisable and would be redeemed by the Company at the Redemption Price.
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
Note 8—Share-Based Compensation
Class B Common Unit Incentive Plan (the “Class B Plan”)
Prior to the Business Combination, commencing in 2013, the Board of Managers of Open Lending, LLC (the “Board of Managers”) approved the Class B Plan, which was a form of long-term compensation that provided for the issuance of ownership shares to service providers for purpose of retaining them and enabling such individuals to participate in the long-term growth and financial success of Open Lending, LLC. As a result of the Business Combination, the Board of Managers approved an acceleration of the awards granted in connection with the Class B Plan, to allow accelerated vesting of the units at the consummation of the Business Combination. On the Closing Date, these Class B common units were converted into shares of Company’s common stock utilizing the exchange ratio established in the Business Combination Agreement, and the related accelerated vesting of 571,983 awards resulted in $2.2 million of non-cash share-based compensation expense recorded to general and administrative expense during the year ended December 31, 2020.
2020 Stock Option and Incentive Plan (the “2020 Plan”)
The 2020 Plan, approved by Nebula’s stockholders on June 9, 2020, provides for the grant of stock options, stock appreciation rights, restricted stock units and other stock or cash-based awards. The Company initially reserved 9,693,750 shares, approximately 10% the number of shares of its common stock outstanding upon the Closing Date, as the initial limit for the issuance of awards under the 2020 Plan. The 2020 Plan provides that effective January 1, 2021, the number of shares reserved and available for issuance under the plan automatically increases on January 1 of each year by 4% of the outstanding number of shares of the Company’s common stock on December 31 of the immediately preceding year. The total reserved shares are subject to an adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2022, the shares available for issuance under the 2020 Plan were 17,328,581 shares, which includes the 4% annual increase in 2022 less RSUs, PSUs and stock options granted under the 2020 Plan.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Share-based compensation expense recorded for each type of award is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Time-based restricted stock units	$5,458	$1,934	$148
Performance-based restricted stock units	(727)	1,122	—
Stock options	718	759	5
Class B common units	—	—	2,675
Total share-based compensation expense	$5,449	$3,815	$2,828
For performance-based restricted units, the Company evaluates the probability of achieving performance goals on a quarterly basis and recognizes share-based compensation to the extent achievement of performance goals is considered probable. During the year ended December 31, 2022, the Company determined certain performance goals were improbable of being achieved and recorded a reduction to its share-based compensation expense of approximately $1.0 million, which represents a change in estimate related to share-based compensation expense reported in prior periods.
During the years ended December 31, 2022, 2021 and 2020, share-based compensation expense was allocated to cost of services, general and administrative, selling and marketing, and research and development, generally based on the functional responsibilities of the awarded unitholders in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
General and administrative	$4,028	$3,102	$2,578
Selling and marketing	687	366	81
Research and development	395	217	46
Cost of services	339	130	123
Total	$5,449	$3,815	$2,828
Time-Based Restricted Stock Units
RSUs represent the right to receive shares of common stock at the end of the vesting period in an amount equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the lapse of the restriction. The fair value used to calculate share-based compensation expense of such RSUs is determined using the closing price on the date of grant applied to the total number of shares that were anticipated to fully vest based on schedules as set forth in the respective award agreements, generally over four years.
The following table summarizes the RSU activity for the year end December 31, 2022:

	Time-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date
Unvested as of December 31, 2021	231,625	$35.17
Granted	1,964,211	9.67
Vested	(98,110)	22.95
Forfeited	(74,343)	21.24
Unvested as of December 31, 2022	2,023,383	$11.52
The total fair value of the RSUs that vested during the years ended December 31, 2022 and 2021 was $0.9 million and $1.1 million, respectively.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

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
The following table summarizes the PSU activity for the year ended December 31, 2022:

	Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date
Unvested as of December 31, 2021	99,289	$33.44
Granted	139,662	16.11
Forfeited	(78,986)	23.23
Unvested as of December 31, 2022	159,965	$23.35
Stock Options
The Company’s outstanding stock options vest, subject to the continued employment of the grantees, in equal annual installments over four years following the grant date. The contractual term for the exercisability of the stock options is ten years from the grant date. The following table summarizes the stock option activity for the year end December 31, 2022:

	Stock Options
	Number of Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding as of December 31, 2021	194,348	$33.56	8.98
Expired	(3,695)	33.56
Forfeited	(18,192)	33.56
Outstanding as of December 31, 2022	172,461	$33.56	7.44
Vested and expected to vest as of December 31, 2022	—	$33.56	0.00
Exercisable as of December 31, 2022	92,248	$33.56	6.96
The Company’s stock options had no intrinsic value as of December 31, 2022 and 2021.
The Company estimated the fair value of each stock option on the date of grant using a Black–Scholes option-pricing model, applying the following assumptions:

Grant date	December 30, 2020
Weighted average grant date fair value	$15.51
Risk-free interest rate (a)	0.55%
Expected term (years) (b)	6.25
Expected volatility rate (c)	50.00%
Expected dividend yield (d)	—%
a.The risk-free interest rate was interpolated from the five-year and seven-year Constant Maturity Treasury rate published by the U.S. Treasury as of the date of the grant.
b.The expected life was estimated using the Simplified Method, which utilizes the midpoint between the vesting date and the end of the contractual term.
c.The expected volatility rate was based on the average of implied and observed historical volatility of comparable companies.
d.At the grant date, no dividends were expected to be paid over the contractual term of the stock options granted, based on the Company's dividend policy, resulting in the use of a zero dividend rate.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Unrecognized Share-Based Compensation Expense
The following table reflects future compensation expense to be recorded for share-based compensation awards that were outstanding as of December 31, 2022:

	Unrecognized Expense	Weighted Average Amortization Period (Years)
	(in thousands)
Time-based restricted stock units	$18,804	3.27
Performance-based restricted stock units	187	1.00
Stock options	1,242	2.00
Total unrecognized share-based compensation expense	$20,233	3.17
Note 9—Net Income (Loss) Per Share
Pursuant to the Restated and Amended Certificate of Incorporation and as a result of the reverse recapitalization, the Company retrospectively adjusted the weighted average shares outstanding prior to June 10, 2020 to give effect to the exchange ratio used to determine the number of shares of common stock into which they were converted.
Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the years ended December 31, 2022, 2021 and 2020 include unvested and unexercised stock options and unvested time-based restricted stock units. The potentially dilutive common shares during the years ended December 31, 2022, 2021 and 2020 do not include performance-based restricted stock units because the performance conditions of these awards have not been satisfied. The potentially dilutive common shares are included in the calculation of diluted net income (loss) per share only when their effect is dilutive.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share data)
Basic net income (loss) per share:
Numerator
Net income (loss)	$66,620	$146,082	$(97,564)
Preferred distribution to redeemable convertible Series C preferred units	—	—	(40,689)
Accretion to redemption value of redeemable convertible Series C preferred units	—	—	47,537
Net income (loss) attributable to common stockholders	$66,620	$146,082	$(90,716)
Denominator
Weighted-average common shares outstanding	126,108,329	126,354,597	82,908,772
Basic net income (loss) per share attributable to common stockholders	$0.53	$1.16	$(1.09)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$66,620	$146,082	$(90,716)
Denominator
Basic weighted average common shares outstanding	126,108,329	126,354,597	82,908,772
Dilutive effect of time-based restricted stock units outstanding	153,285	35,838	—
Diluted weighted average common shares outstanding	126,261,614	126,390,435	82,908,772
Diluted net income (loss) per share attributable to common stockholders	$0.53	$1.16	$(1.09)
The following potentially dilutive outstanding securities for the years ended December 31, 2022, 2021 and 2020 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Year Ended December 31,
	2022	2021	2020
Unvested and unexercised stock options	172,461	194,348	—
Unvested time-based restricted stock units	411,349	150,000	—
Unvested performance-based restricted stock units	159,965	99,289	—
Redeemable public warrants	—	—	836,474
Contingent Consideration	—	—	3,018,699
Retroactively restated redeemable convertible Series C preferred units	—	—	6,281,025
Total	743,775	443,637	10,136,198
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets, including property and equipment and operating lease right-of-use asset, are subject to fair value adjustments whenever events or circumstances indicate the carrying value of the assets may not be recoverable and are subsequently written down to fair value when impaired. During the years ended December 31, 2022, 2021 and 2020, the Company had no impairment charges related to its property and equipment and operating lease right-of-use asset.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Total	Fair value measurement as of December 31, 2022
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$35,915	$35,915	$—	$—
U.S. Treasury securities	151,511	151,511	—	—
Total	$187,426	$187,426	$—	$—

	Total	Fair value measurement as of December 31, 2021
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$5,232	$5,232	$—	$—
Total	$5,232	$5,232	$—	$—

The amounts reported in the consolidated balance sheets as current assets or current liabilities, including cash, restricted cash, accounts receivable, net, current contract assets, net, other current assets, accounts payable and accrued expenses, each approximate their fair value due to the short-term maturities of the instruments.
Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial assets that are not measured at fair value:

	December 31, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Liabilities:
Debt	$147,433	$147,433	$146,260	$146,260
Total	$147,433	$147,433	$146,260	$146,260

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate. The fair value was determined using the Adjusted SOFR as of December 31, 2022, and LIBOR as of December 31, 2021, plus an applicable spread, a Level 2 classification in the fair value hierarchy.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers in or out of any level for the years ended December 31, 2022 and 2021.

Note 11—Commitments and Contingencies
Operating Leases
The Company has one real estate operating lease associated with its corporate headquarters, which commenced on September 1, 2020 and expires on January 31, 2029. The lease agreement provides a 60 month lease term extension option, which is not included in the Company’s lease ROU asset and lease liability balances as of December 31, 2022. The lease agreement contains lease and non-lease components that are accounted for as a single lease component.
For the years ended December 31, 2022, 2021 and 2020, the Company recorded the following lease expenses:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating lease expense	$953	$953	$640
Variable lease payments	408	455	289
Total lease expense	$1,361	$1,408	$929
Additional information related to the Company’s operating lease is as follows:

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Operating cash outflows	$871	$774	$828
ROU assets obtained in exchange for new lease liabilities	—	—	5,362

Weighted-average remaining lease term (in years)	6.08	7.08	8.08
Weighted-average discount rate	7.72%	7.72%	7.72%
The Company’s operating lease ROU asset and lease liability is summarized below. The current and non-current lease liabilities are reflected in other current liabilities and operating lease liabilities, respectively, on the Company’s consolidated balance sheets, as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Operating lease right-of-use asset	$5,911	$5,911
Accumulated amortization	(1,301)	(722)
Operating lease right-of-use asset, net	$4,610	$5,189

Other current liabilities	$561	$495
Operating lease liabilities	4,082	4,643
Total operating lease liabilities	$4,643	$5,138

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The maturity of the Company’s operating lease liability is as follows:

As of December 31, 2022
(in thousands)
2023	$894
2024	920
2025	945
2026	970
2027	996
Thereafter	1,108
Total undiscounted liabilities	5,833
Less: Imputed interest	1,190
Present value of lease liabilities	$4,643
Contingencies
As of December 31, 2022, the Company was not involved in any claim, proceeding or litigation which may be deemed to have a material adverse effect on the Company’s consolidated financial statements.
Note 12—Related Party Transactions
Pursuant to a Stock Repurchase Agreement, dated as of March 29, 2021, between the Company and the selling stockholders, the Company repurchased from the selling stockholders on April 6, 2021 an aggregate number of 612,745 shares of its common stock totaling $20.0 million at the same per share price paid by the underwriters to the selling stockholders in the offering. The $20.0 million stock repurchase was recorded in treasury stock at cost in April of 2021.
Pursuant to a Stock Repurchase Agreement, dated as of December 7, 2020, between the Company and the selling stockholders, as part of the underwritten public offering as described above, the Company repurchased from the selling stockholders an aggregate number of 1,395,089 shares of the Company’s common stock totaling $37.5 million, at the same per share price paid by the underwriters to the selling stockholders in the offering.
During the year ended December 31, 2021, the Company made cash payments to certain related parties totaling $18.5 million in connection with the early termination and settlement of the TRA, as discussed in Note 15—Tax Receivable Agreement.
Note 13—Retirement Plan
The Company has a 401(k) profit-sharing plan (the “401(k) Plan”) for the benefit of all employees who have attained the age of 21 years old and have completed 60 days of service. Eligible employees may contribute to the 401(k) Plan subject to certain limitations. Under the provisions of the 401(k) Plan, the Company will make a safe harbor non-elective contribution equal to 3% of each participant’s compensation and may make discretionary matching contributions, as well as profit-sharing contributions, as determined by management. The Company made no profit-sharing contributions during the years ended December 31, 2022, 2021 and 2020. The Company made safe harbor non-elective contributions of $0.7 million, $0.5 million and $0.4 million to the 401(k) Plan during the years ended December 31, 2022, 2021 and 2020, respectively.
Note 14—Income Taxes
During the years ended December 31, 2022, 2021 and 2020, the Company recognized income tax expense of $26.9 million, $45.1 million and $6.6 million resulting in effective tax rates of 28.8%, 23.6% and (7.2)%, respectively. The Company’s income tax expense for the year ended December 31, 2022 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the impact of state income taxes.
The Company’s income tax expense for the year ended December 31, 2021 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the impact of state income taxes and the gain associated with the extinguishment of the TRA liability. The Company’s income tax expense for the year ended December 31, 2020 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the impact of the change in fair value of the carrying amount of the contingent consideration recorded in the Company’s consolidated statements of operations.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The components of the Company’s income tax expense attributable to operations are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current tax expense
Federal	$22,029	$19,537	$1,234
State	4,516	5,494	605
Deferred tax expense (benefit)
Federal	(4,165)	16,098	7,463
State	4,540	3,957	(2,729)
Income tax expense	$26,920	$45,086	$6,573
The Company’s income tax expense attributable to operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate to income before taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax expense computed at the statutory rate	21.0%	21.0%	21.0%
State income taxes	7.7%	3.7%	1.9%
Gain on extinguishment of tax receivable agreement	—%	(1.0)%	—%
Contingent consideration	—%	—%	(30.5)%
Other	0.1%	(0.1)%	0.4%
Income tax expense (benefit) effective rate	28.8%	23.6%	(7.2)%
The Company’s state income taxes include an increase in expense associated with the remeasurement of the Company’s deferred tax assets for reduction in estimated tax rates expected to be applied in future years, offset by tax benefits for certain refund claims expected to be filed related to prior period operations.
The components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Deferred tax assets
Amortizable intangible assets	$78,296	$88,705
Operating lease liabilities	1,113	1,313
Accrued expenses and other	563	438
Total deferred tax assets (1)	$79,972	$90,456
Deferred tax liabilities
Contract assets	(12,863)	(22,923)
Operating lease right-of-use asset	(1,105)	(1,326)
Property and equipment	(608)	(694)
Other	(268)	(10)
Total deferred tax liabilities	$(14,844)	$(24,953)
Deferred tax asset, net	$65,128	$65,503

(1) Certain prior year deferred tax component amounts have been reclassified to conform to the current year presentation.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2022, the Company has assessed whether it is more likely than not that the Company’s deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of December 31, 2022.
The total amount of unrecognized tax benefits as of December 31, 2022 that, if recognized, would impact the effective income tax rate was $3.9 million. The Company had no unrecognized tax benefits as of December 31, 2021.
As of December 31, 2022, the Company recorded receivables of $5.1 million for estimated state income tax refund claims expected to be filed for prior tax years. The liability for unrecognized tax benefits includes $3.9 million of tax expense associated with these refund claims and tax uncertainties in various state jurisdictions due to the complexity of applying evolving state tax laws and uncertainties with respect to sustaining the Company’s refunds claims. The Company believes it is not reasonably possible that the unrecognized tax benefits will significantly change during the next twelve months.
The Company’s policy is to recognize penalties and interest within general and administrative expenses in the consolidated statements of operations.
The Company files its federal and state income tax returns and some of these returns remain open for examination, with the earliest open years in its key jurisdictions as follows:

U.S. Federal	2016

State of Texas	2016
State of New York	2017
State of Illinois	2020
Note 15—Tax Receivable Agreement
In connection with the Business Combination, the Company entered into the TRA. The TRA generally provides for the payment by the Company to the Open Lending, LLC unitholders and Blocker’s sole shareholder (the “TRA holders”), as applicable, of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date as a result of: (i) certain tax attributes of Blocker and/or Open Lending, LLC that existed prior to the Business Combination and were attributable to the Blocker; (ii) certain increases in the tax basis of Open Lending, LLC’s assets resulting from the Transactions; (iii) imputed interest deemed to be paid by the Company as a result of payments the Company makes under the TRA; and (iv) certain increases in tax basis resulting from payments the Company makes under the TRA. The Company would retain the benefit of the remaining 15% of these cash savings. As of December 31, 2020, the liability related to the TRA was $92.4 million. For the year ending December 31, 2020, other expense,net includes a $4.3 million non-cash charge related to a change in the measurement of the Company’s TRA liability as a result of changes in its blended state tax rate.
The Company entered into Amendment No. 1 to the TRA (the “TRA Amendment”) effective April 9, 2021. The TRA Amendment provides that in lieu of early termination payments, the TRA holders are instead entitled to payments equal to 40% of all Tax Benefit Payments (all definitions used herein and otherwise not defined herein shall have the meanings set forth in the TRA Amendment) other than any Actual Interest Amounts that would be required to be paid by the Company under the TRA, using certain valuation. The TRA Amendment provides the Company with the right to terminate and settle all present and future obligations under the TRA with a single payment by the Company to the TRA holders of $36.9 million (the “Early Termination Right”). Absent the TRA Amendment and the exercise of the Early Termination Right, the Company anticipated making TRA payments totaling $92.4 million, undiscounted, over the life of the TRA.
On April 12, 2021, an independent committee of disinterested members of the Board of Directors approved the Company’s decision to exercise the Early Termination Right. With the early settlement of the TRA, the Company recognized a gain of $55.4 million, which is included in gain on extinguishment of tax receivable agreement in the Company’s consolidated statements of operations.