Form 10-Q
period 2023-03-31
Open Lending Corp
filed 2023-05-10
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2023, the registrant had 120,653,954 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	March 31, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$210,589	$204,450
Restricted cash	4,713	4,069
Accounts receivable, net	6,620	5,721
Current contract assets, net	41,711	54,429
Income tax receivable	6,530	9,714
Other current assets	1,832	2,361
Total current assets	271,995	280,744
Property and equipment, net	2,664	2,573
Operating lease right-of-use asset, net	4,459	4,610
Contract assets, net	24,231	21,001
Deferred tax asset, net	63,907	65,128
Other assets	5,642	5,575
Total assets	$372,898	$379,631
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$741	$288
Accrued expenses	6,369	6,388
Current portion of debt	3,750	3,750
Third-party claims administration liability	4,713	4,055
Other current liabilities	1,173	626
Total current liabilities	16,746	15,107
Long-term debt, net of deferred financing costs	142,829	143,683
Operating lease liabilities	3,930	4,082
Other liabilities	3,844	3,935
Total liabilities	167,349	166,807
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 120,591,873 shares outstanding as of March 31, 2023 and 128,198,185 shares issued and 123,646,059 shares outstanding as of December 31, 2022	1,282	1,282
Additional paid-in capital	500,530	499,625
Accumulated deficit	(203,281)	(215,819)
Treasury stock at cost, 7,606,312 shares at March 31, 2023 and 4,552,126 at December 31, 2022	(92,982)	(72,264)
Total stockholders’ equity	205,549	212,824
Total liabilities and stockholders’ equity	$372,898	$379,631
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Profit share	$18,602	$28,310
Program fees	17,301	19,726
Claims administration and other service fees	2,458	2,032
Total revenue	38,361	50,068
Cost of services	5,431	4,788
Gross profit	32,930	45,280
Operating expenses
General and administrative	10,195	7,482
Selling and marketing	4,409	3,733
Research and development	1,230	1,823
Total operating expenses	15,834	13,038
Operating income	17,096	32,242
Interest expense	(2,387)	(803)
Interest income	2,064	25
Income before income taxes	16,773	31,464
Income tax expense	4,235	8,310
Net income	$12,538	$23,154
Net income per common share
Basic	$0.10	$0.18
Diluted	$0.10	$0.18
Weighted average common shares outstanding
Basic	123,122,014	126,215,698
Diluted	123,424,322	126,216,197
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2022	128,198,185	$1,282	$499,625	$(215,819)	(4,552,126)	$(72,264)	$212,824
Share-based compensation	—	—	1,844	—	—	—	1,844
Restricted stock units issued, net of shares withheld for taxes	—	—	(939)	—	41,148	810	(129)
Shares repurchased, including excise tax	—	—	—	—	(3,095,334)	(21,528)	(21,528)
Net income	—	—	—	12,538	—	—	12,538
Balance as of March 31, 2023	128,198,185	$1,282	$500,530	$(203,281)	(7,606,312)	$(92,982)	$205,549

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2021	128,198,185	$1,282	$496,983	$(282,439)	(1,985,309)	$(56,844)	$158,982
Share-based compensation	—	—	1,281	—	—	—	1,281
Restricted stock units issued, net of shares withheld for taxes	—	—	(207)	—	5,079	168	(39)
Net income	—	—	—	23,154	—	—	23,154
Balance as of March 31, 2022	128,198,185	$1,282	$498,057	$(259,285)	(1,980,230)	$(56,676)	$183,378
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$12,538	$23,154
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	1,844	1,281
Depreciation and amortization of property and equipment	244	221
Amortization of debt issuance costs	101	83
Non-cash operating lease cost	151	141
Deferred income taxes	1,221	554
Changes in assets & liabilities:
Accounts receivable, net	(899)	(1,535)
Contract assets, net	9,488	5,504
Other current and non-current assets	515	3,066
Accounts payable	454	(1,090)
Accrued expenses	(19)	1,526
Income tax receivable, net	2,817	(745)
Operating lease liabilities	(135)	(119)
Third-party claims administration liability	658	(21)
Other current and non-current liabilities	530	(88)
Net cash provided by operating activities	29,508	31,932
Cash flows from investing activities
Purchase of property and equipment	(36)	(56)
Capitalized software development costs	(299)	(130)
Net cash used in investing activities	(335)	(186)
Cash flows from financing activities
Payments on term loans	(938)	(781)
Shares repurchased	(21,323)	—
Shares withheld for taxes related to restricted stock units	(129)	(39)
Net cash used in financing activities	(22,390)	(820)
Net change in cash and cash equivalents and restricted cash	6,783	30,926
Cash and cash equivalents and restricted cash at the beginning of the period	208,519	119,509
Cash and cash equivalents and restricted cash at the end of the period	$215,302	$150,435
Supplemental disclosure of cash flow information:
Interest paid	$2,537	$721
Income tax paid (refunded), net	197	8,501
Non-cash investing and financing:
Share-based compensation for capitalized software development	11	—
Capitalized software development costs accrued but not paid	20	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Description of Business, Background and Nature of Operations
Open Lending Corporation (either individually or together with its subsidiaries, as the context requires, the “Company”), headquartered in Austin, Texas, provides loan analytics, risk-based loan pricing, risk modeling and automated decision technology for automotive lenders throughout the United States of America (the “U.S.”), which enables each lending institution to book near-prime and non-prime automotive loans, coupled with real-time underwriting of loan default insurance, out of their existing business flow. The Company also operates as a third-party administrator that adjudicates insurance claims and premium adjustments on automotive loans.
The Company’s flagship product, Lenders Protection Platform (“LPP”), is a cloud-based automotive lending platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to insurance companies. The platform uses risk-based pricing models that enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. The Company’s proprietary risk models project loan performance, including expected losses and prepayments in arriving at the optimal rate. LPP generates a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets.
Nebula Acquisition Corporation (“Nebula”), our predecessor, was originally incorporated in Delaware on October 2, 2017 as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 10, 2020 (the “Closing Date”), Nebula completed a business combination pursuant to that certain Business Combination Agreement by and among Nebula, Open Lending, LLC, BRP Hold 11, Inc. (the “Blocker”), the Blocker’s sole stockholder, Nebula Parent Corp., NBLA Merger Sub LLC, NBLA Merger Sub Corp. and Shareholder Representative Services LLC, as the security holder representative, each as defined in the Business Combination Agreement (the “Business Combination”).
Unless the context otherwise requires, “we,” “us,” “our,” “Open Lending,” and the “Company” refers to Open Lending Corporation, the combined company and its subsidiaries following the Business Combination. “Open Lending, LLC” and “Nebula” refer to Open Lending, LLC and Nebula Acquisition Corporation, respectively, prior to the Closing Date.
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these unaudited condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. The Company believes the disclosures made in these unaudited condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these unaudited condensed consolidated financial statements be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”).
The interim data includes all adjustments that are of a normal recurring nature, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2023.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(a) Concentrations of revenue and credit risks
The Company’s two largest insurance carrier partners accounted for 33% and 12% of the Company’s total revenue during the three months ended March 31, 2023 and accounted for 38% and 14% of the Company's total revenue during the three months ended March 31, 2022.
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
The Company’s accounts receivable and contract assets are derived from revenue earned from customers. The Company maintains an allowance for expected credit losses, which represents an estimate based primarily on market implied lifetime probabilities of default and loss severities for assets with similar risk characteristics. As these inputs are derived from market observations, they inherently include forward-looking expectations about macro-economic conditions. The allowance is evaluated quarterly by the Company for adequacy by taking into consideration factors such as reasonableness of the market implied loss statistics, historical lifetime loss data and credit quality of the customer base. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of its contract asset could be further adjusted. The Company does not have any material accounts receivable or contract assets receivable balances that are past due and has not written off any balances in its portfolio for the periods presented. The allowance for expected credit losses on accounts receivable and contract assets receivable, in the aggregate, was less than $0.1 million at March 31, 2023 and December 31, 2022.
At March 31, 2023 and December 31, 2022, the Company had one customer that individually accounted for 12% of the Company’s accounts receivable.
(b) Use of estimates and judgments
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and those differences may be material. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to estimates are recognized prospectively.
The most significant items subject to such estimates and assumptions include, but are not limited to, profit share revenue recognition and the corresponding impact on contract assets, the recognition of the valuations of share-based compensation arrangements and assessing the realizability of deferred tax assets. The Company bases its estimates on historical trends and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.
In connection with profit share revenue recognition and the estimation of contract assets, the Company uses a forecast model to estimate variable consideration based on undiscounted expected future profit share to be received from the insurance carriers. The forecast model projects loan-level earned premiums and insurance claim payments driven by projections of prepayment rate, loan default rate and severity of loss. These assumptions are derived from an analysis of the historical performance of the active loan portfolio, prevailing default and prepayment trends, and macroeconomic projections. Estimates of variable consideration generated by the forecast model are constrained to the extent that it is probable that a significant reversal of revenue will not occur in future periods.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company continually assesses the default and prepayment assumptions of the forecast model against reported performance and lender delinquency data. The forecast model is updated to align the default and prepayment rate projections with actual experience.
(c) Recently issued but not yet adopted accounting pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform within Topic 848, which provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has experienced no unintended outcomes or consequences of reference rate reform that would necessitate the adoption of this guidance. As such, the Company has considered this guidance in relation to its existing Credit Agreement, as defined in Note 4—Debt and determined that it is not applicable (refer to the Credit Agreement discussion within Note 4—Debt).
Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or may adopt, as applicable, the Company believes none of these accounting pronouncements has materially impacted or will materially impact the Company’s consolidated financial position or results of operations.
Note 3—Contract Assets
Changes in the Company’s contract assets primarily result from the timing difference between the satisfaction of its performance obligation and the customer’s payment. The Company fulfills its obligation under a contract with a customer by transferring services in exchange for consideration from the customer. The Company recognizes contract assets when it transfers services to a customer, recognizes revenue for amounts not yet billed and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional.
For performance obligations satisfied in previous periods, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts contract assets accordingly. During the three months ended March 31, 2023 and 2022, contract asset adjustments attributable to profit share revenue forecast adjustments resulted in an increase of $0.7 million and $2.6 million, respectively.
Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total
	(in thousands)
Ending balance as of December 31, 2022	$65,889	$7,932	$1,609	$75,430
Increase of contract assets due to new business generation	17,888	17,301	2,458	37,647
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	714	—	—	714
Receivables transferred from contract assets upon billing the lending institutions	—	(17,577)	—	(17,577)
Payments received from insurance carriers	(27,882)	—	(2,428)	(30,310)
Provision for expected credit losses	32	5	1	38
Ending balance as of March 31, 2023	$56,641	$7,661	$1,640	$65,942

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2023 and December 31, 2022, the Company’s contract assets consisted of $41.7 million and $54.4 million, respectively, as the portion estimated to be received within one year and $24.2 million and $21.0 million, respectively, as the non-current portion to be received beyond one year.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.
Note 4—Long-term Debt
The following table provides a summary of the Company’s debt as of the periods indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Term Loan due 2027	$148,125	$149,063
Revolving Credit Facility	—	—
Less: Unamortized deferred financing costs	(1,546)	(1,630)
Total debt	146,579	147,433
Less: current portion of debt	(3,750)	(3,750)
Total long-term debt, net of deferred financing costs	$142,829	$143,683
Credit Agreement—Term Loan due 2027 and Revolving Credit Facility
On September 9, 2022, the Company entered into a First Amendment to its existing Credit Agreement (“First Amendment”) with Wells Fargo Bank, N.A., as the administrative agent, and the financial institutions party thereto, as the lenders. The First Amendment provided the Company senior secured credit facilities in an aggregate principal amount of $300.0 million, which (i) established a term loan due 2027 with a principal amount of $150.0 million (the “Term Loan due 2027”), and (ii) increased the borrowing capacity on the existing revolving credit facility to $150.0 million (the “Revolving Credit Facility”), both scheduled to mature on September 9, 2027 (collectively, the “Credit Agreement”).
The Company used proceeds from the Term Loan due 2027 to pay off all outstanding amounts under its prior credit agreement and pay transaction costs related to the First Amendment. The remaining proceeds were used for working capital and other general corporate purposes. The transaction was treated as a debt modification under ASC Topic 470-50, Debt — Modifications and Extinguishments.
The obligations of the Company under the Credit Agreement are guaranteed by all of the Company’s U.S. subsidiaries and are secured by substantially all of the assets of the Company and its U.S. subsidiaries, subject to customary exceptions.
Borrowings under the Credit Agreement bear interest at a rate equal to either (i) an Alternate Base rate (“ABR”) or (ii) the term Secured Overnight Financing Rate (“SOFR”) plus 0.100% (“Adjusted SOFR”) plus a spread that is based upon the Company’s total net leverage ratio. The spread ranges from 0.625% to 1.375% per annum for ABR loans and 1.625% to 2.375% per annum for Adjusted SOFR loans. With respect to the ABR loans, interest will be payable at the end of each calendar quarter. With respect to the Adjusted SOFR loans, interest will be payable at the end of the selected interest period (at least quarterly). Additionally, there is an unused commitment fee payable at the end of each quarter at a rate per annum ranging from 0.150% to 0.225% based on the average daily unused portion of the Revolving Credit Facility and other customary letter of credit fees. Pursuant to the Credit Agreement, the interest rate spread and commitment fees increase or decrease in increments as the Company’s Funded Secured Debt/EBITDA ratio increases or decreases.
As of March 31, 2023, the Credit Agreement was subject to an Adjusted SOFR rate of 4.776% plus a spread of 1.625% per annum. Commitment fees were accrued at 0.150% under the Revolving Credit Facility’s unused commitment balance of $150.0 million as of March 31, 2023. As of March 31, 2023, the effective interest rate on the Company’s outstanding borrowings was 6.647%.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In connection with the Credit Agreement, the Company incurred aggregate deferred financing costs of $2.6 million, of which (i) $2.1 million was allocated to the related term loans and capitalized as a contra-liability against the principal balance of the term loans, and (ii) $0.5 million was allocated to the Revolving Credit Facility and included within Other assets on the unaudited Condensed Consolidated Balance Sheets. These deferred financing costs are amortized as interest expense using the effective interest method over the term of the Credit Agreement. Unamortized deferred financing costs related to the Term Loan due 2027 and the Revolving Credit Facility were $1.5 million and $0.3 million, respectively, as of March 31, 2023.
The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.5:1 for any fiscal quarter ending on or prior to June 30, 2024 and then decreases to 3.0:1 for any fiscal quarter ending after June 30, 2024. The minimum fixed charge coverage ratio is 1.25:1. As of March 31, 2023, the Company was in compliance with all required covenants under the Credit Agreement.
Note 5—Income Taxes
During the three months ended March 31, 2023 and 2022, the Company recognized income tax expense of $4.2 million and $8.3 million, respectively, resulting in effective tax rates of 25.2% and 26.5%, respectively. The Company’s income tax expense for the three months ended March 31, 2023 and March 31, 2022 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to state income tax expenses and the officer’s compensation limitation under Section 162m.
As of March 31, 2023, the Company has assessed whether it is more likely than not that the Company’s deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of March 31, 2023.
In 2023, the Company changed its policy to recognize interest and penalties related to income taxes as a component of income tax expense to better align the classification with the substance of the associated transactions. This accounting policy change has no impact to net income or basic and diluted earnings per share, or to the unaudited Condensed Consolidated Statements of Operations, for any previous period.
Note 6—Net Income per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the three months ended March 31, 2023 and 2022 include unvested and unexercised stock options and unvested time-based restricted stock units. The potentially dilutive common shares during the same periods did not include performance-based restricted stock units because the performance conditions of these awards have not been satisfied. The potentially dilutive common shares are included in the calculation of diluted net income per share only when their effect is dilutive.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except shares and per share data)
Basic net income per share:
Numerator
Net income attributable to common stockholders	$12,538	$23,154
Denominator
Weighted-average common shares outstanding	123,122,014	126,215,698
Basic net income per share attributable to common stockholders	$0.10	$0.18

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$12,538	$23,154
Denominator
Basic weighted-average common shares outstanding	123,122,014	126,215,698
Dilutive effect of time-based restricted stock units outstanding	302,308	499
Diluted weighted average common shares outstanding	123,424,322	126,216,197
Diluted net income per share attributable to common stockholders	$0.10	$0.18
The following potentially dilutive outstanding securities as of March 31, 2023 and 2022 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the periods:

	Three Months Ended March 31,
	2023	2022
Unvested and unexercised stock options	155,897	188,540
Unvested time-based restricted stock units	362,751	459,431
Unvested performance-based restricted stock units	159,965	94,415
Total	678,613	742,386
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

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets, including property and equipment and operating lease right-of-use asset, are subject to fair value adjustments whenever events or circumstances indicate the carrying value of the assets may not be recoverable and are subsequently written down to fair value when impaired. During the three months ended March 31, 2023 and 2022, the Company had no impairment charges related to its property and equipment or operating lease right-of-use asset.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Total	Fair value measurement as of March 31, 2023
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$4,955	$4,955	$—	$—
U.S. Treasury securities	169,305	169,305	—	—
Total	$174,260	$174,260	$—	$—

	Total	Fair value measurement as of December 31, 2022
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$35,915	$35,915	$—	$—
U.S. Treasury securities	151,511	151,511	—	—
Total	$187,426	$187,426	$—	$—
The amounts reported in the unaudited Condensed Consolidated Balance Sheets as current assets or current liabilities, including Cash, Restricted cash, Accounts receivable, net, Current contract assets, net, Other current assets, Accounts payable and Accrued expenses, each approximate their fair value due to the short-term maturities of the instruments.
Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial assets that are not measured at fair value:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Liabilities:
Debt	$146,579	$146,579	$147,433	$147,433
Total	$146,579	$146,579	$147,433	$147,433

The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate. The fair value was determined using the Adjusted SOFR as of March 31, 2023 and December 31, 2022 plus an applicable spread, a Level 2 classification in the fair value hierarchy.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended March 31, 2023 and December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Open Lending Corporation’s unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to mean the business and operations of Open Lending Corporation and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
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
•the turnover in automotive lenders, as well as varying activation rates and volatility in usage of LPP by automotive lenders;
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
All forward-looking statements are based on information and estimates available to us at the time of this Quarterly Report and are not guarantees of future financial performance. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report and our Annual Report. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events.

Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $19.2 billion in automotive loans, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 437 active lenders.
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
Our flagship product, LPP, is a cloud-based automotive lending platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to insurance companies. The platform uses risk-based pricing models which enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. Our proprietary risk models project loan performance, including expected losses and prepayments in arriving at the optimal rate. With five-second decisioning, LPP generates a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. LPP risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and Fair Credit Reporting Act-compliant alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
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
We facilitated 32,408 certified loans during the three months ended March 31, 2023, as compared to 43,944 certified loans during the three months ended March 31, 2022.
Total revenue was $38.4 million for the three months ended March 31, 2023, as compared to $50.1 million during the three months ended March 31, 2022.
Operating income was $17.1 million for the three months ended March 31, 2023, as compared to $32.2 million in the three months ended March 31, 2022.

Net income was $12.5 million for the three months ended March 31, 2023, as compared to net income of $23.2 million for the three months ended March 31, 2022.
Adjusted EBITDA was $21.2 million for the three months ended March 31, 2023, as compared to $33.8 million during the three months ended March 31, 2022. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”
Highlights
The table below summarizes the dollar value of insured loans facilitated and the number of new contracts we signed with automotive lenders for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Certified loans	32,408	43,944
Value of insured loans facilitated (in thousands)	$951,893	$1,182,567
Average loan size per certified loan	$29,372	$26,911
Number of contracts signed with automotive lenders	8	18
Historically, we have defined “active lenders” as lenders who certify at least one loan during the preceding 12 months. As of March 31, 2023 and 2022, we had 437 and 411 active lenders, respectively. The table below represents lender count information for lenders with certified loan activity during the periods indicated.

	Three Months Ended March 31,
	2023	2022
Lenders certifying loans at beginning of period (1)	396	357
New lenders (2)	9	21
Net change in lenders (3)	(11)	(1)
Lenders certifying loans at end of period	394	377
(1) Lenders certifying loans at the beginning of the period represents lenders who certified loans during the three months ended December 31, 2022 and 2021, respectively.
(2) New lenders using LPP to certify loans for the first time during the period.
(3) Net change in the number of lenders previously onboarded and using LPP to certify loans during the period. Certain lenders experience periods of inactivity followed by periods of activity, causing the lender count to fluctuate from period to period.
Key Performance Measures
We review several key performance measures, discussed below, to evaluate business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to our investors and counterparties because such metrics are used to measure and model the performance of similar companies, with recurring revenue streams.
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
Earned Premium
We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $81.8 million and $59.5 million, respectively, for the three months ended March 31, 2023 and 2022, respectively.
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
Growth in the Number of Financial Institutions
The growth trend in active automotive lenders using LPP is a critical factor directly affecting revenue and financial results. It influences the number of loans funded on LPP, thus the fees we earn and the cost of the services that we provide. Growth in our active automotive lender relationships will depend on our ability to retain existing automotive lenders and add new ones.
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
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” exceeding $1 billion and a 1% excise tax on net repurchases of stock after December 31, 2022.

Concentration
Our two largest insurance carrier partners accounted for 33% and 12% of our total revenue during the three months ended March 31, 2023 and accounted for 38% and 14% of our total revenue during the three months ended March 31, 2022. Termination or disruption of these relationships could materially and adversely impact our revenue. See “Item 1A—Risk Factors—Risks Related to Our Business—If we lose one or more of our insurance carriers and are unable to replace their commitments, it could have a material adverse effect on our business” in our Annual Report.
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
Program fees. Program fees are paid by automotive lenders for the use of LPP, which provides loan analytics solutions and automated issuance of credit default insurance with third-party insurance providers. These fees are based on a percentage of each certified loan’s original principal balance and are recognized as revenue upfront upon certification of the loan by the lending institution. The fee percentage rate varies based on the agreement with each lender. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts for certain lenders. Fees are typically capped at $600 per loan or calculated as a percentage of the funded loan amount. For monthly-pay loans, the fee paid by the lender is 3% of the initial amount of the loan and is not capped.
Claims administration service fees. Claims administration service fees are paid to us by third-party insurers for credit default insurance claims adjudication services performed by our subsidiary Insurance Administrative Services, LLC on its insured servicing portfolio. The administration fee is equal to 3% of the monthly insurance earned premium for as long as the loan remains outstanding.
Cost of Services and Operating Expenses
Cost of services. Cost of services primarily consists of fees paid to third-party partners for lead-generation efforts, compensation and benefits expenses relating to employees engaged in automotive lender customer service, product support and claims administration activities, fees paid for actuarial services related to the development of the monthly premium program, fees for integration with the loan origination systems of automotive lenders and fees paid to credit bureaus and data service providers for credit applicant data. In the near term, we generally expect cost of services to remain constant as a percentage of our program fee revenue.
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
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits of employees engaged in selling and marketing activities. We generally expect selling and marketing expenses to increase as a percentage of our program fee revenue in the near term as we focus on our go-to-market strategy.
Research and development expenses. Research and development expenses primarily consist of employee compensation and benefits expenses for employees engaged in ongoing research and development of our software technology platform. We generally expect our research and development expenses to remain constant in the near term.

Other Income (Expense)
Interest expense. Interest expense primarily includes interest payments and the amortization of deferred financing costs in connection with the issuance of our debt.
Interest income. Interest income primarily includes interest earned on money market funds and U.S. Treasury securities.
Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	% Change
	($ in thousands)
Revenue
Profit share	$18,602	$28,310	(34)%
Program fees	17,301	19,726	(12)%
Claims administration and other service fees	2,458	2,032	21%
Total revenue	38,361	50,068	(23)%
Cost of services	5,431	4,788	13%
Gross profit	32,930	45,280	(27)%
Operating expenses
General and administrative	10,195	7,482	36%
Selling and marketing	4,409	3,733	18%
Research and development	1,230	1,823	(33)%
Total operating expenses	15,834	13,038	21%
Operating income	17,096	32,242	(47)%
Interest expense	(2,387)	(803)	197%
Interest income	2,064	25	8156%
Income before income taxes	16,773	31,464	(47)%
Income tax expense	4,235	8,310	(49)%
Net income	$12,538	$23,154	(46)%
Key Performance Measures
The following table sets forth key performance measures for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	% Change

Certified loans	32,408	43,944	(26)%
Single-pay	27,534	39,561	(30)%
Monthly-pay	4,874	4,383	11%
Average program fees	$534	$449	19%
Single-pay	$493	$420	17%
Monthly-pay	$767	$714	7%

Comparison of Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Profit Share
New certified loan originations	$17,888	$25,669
Change in estimated future revenues	714	2,641
Total profit share	18,602	28,310

Program fees	17,301	19,726

Claims administration and other service fees	2,458	2,032
Total revenue	$38,361	$50,068

Total revenue decreased by $11.7 million, or 23%, for the three months ended March 31, 2023, as compared to the same period in 2022, driven by a $9.7 million decrease in profit share revenue and a $2.4 million decrease in program fees, which was partially offset by increased claims administration and other service fee revenues of $0.4 million, as compared to the three months ended March 31, 2022.
Profit share revenue decreased by $9.7 million, or 34%, during the three months ended March 31, 2023, as compared to the same period in 2022. During the three months ended March 31, 2023, we recorded $17.9 million in anticipated profit share associated with 32,408 new certified loans for an average of $552 per loan as compared to $25.7 million in anticipated profit share associated with 43,944 certified loans for an average of $584 per loan during the three months ended March 31, 2022.
In addition, during the three months ended March 31, 2023 we recorded $0.7 million in estimated future profit share related to business in historic vintages primarily due to lower than anticipated severity of losses and prepayment rates, partially offset by higher loan defaults. During the three months ended March 31, 2022, we recorded $2.6 million in estimated future profit share revenues on certified loans originated in historic vintages primarily due to lower than anticipated loan default rates and severity of losses, partially offset by higher prepayment rates.
Program fees revenue decreased by $2.4 million, or 12%, for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in program fees revenue was driven by a 26% decrease in certified loan volume, partially offset by a 19% increase in unit economics per certified loan, as compared to the prior year period.
Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ annual earned premium, increased by $0.4 million, or 21%, for the three months ended March 31, 2023 as compared to the same period in the prior year, due to a 37% increase in total earned premiums.
Cost of Services, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Total revenue	$38,361	$50,068
Cost of services	5,431	4,788
Gross profit	$32,930	$45,280
Gross margin	86%	90%
Cost of services increased $0.6 million, or 13% during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to higher employee compensation and benefit costs associated with the growth of our implementation, claims administration and product support operations.
Gross profit decreased by $12.4 million, or 27%, during the three months ended March 31, 2023, as compared to the same period in 2022, primarily driven by a decrease in anticipated profit share, program fees and change in estimated future revenues based on historic vintages as discussed above.

Operating Expenses, Operating Income and Operating Margin

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Total revenue	$38,361	$50,068
Gross profit	32,930	45,280
Operating expenses
General and administrative	10,195	7,482
Selling and marketing	4,409	3,733
Research and development	1,230	1,823
Total operating expenses	15,834	13,038
Operating income	$17,096	$32,242
Operating margin	45%	64%
General and administrative expenses increased by $2.7 million, or 36%, during the three months ended March 31, 2023, as compared to the same period last year, primarily driven by increased professional fees of $1.0 million, higher employee compensation and benefit costs of $0.8 million due to the expansion of our corporate administration team in 2022 and business taxes of $0.8 million.
Selling and marketing expenses increased by $0.7 million, or 18%, during the three months ended March 31, 2023 as compared to the prior year period, primarily driven by increased marketing and business development costs of $0.5 million.
Research and development expenses decreased by $0.6 million, or 33%, during the three months ended March 31, 2023, as compared to the same period in the prior year, primarily due to decreased employee compensation and benefits in line with our shift in focus to product support and the development of internal use software.
Operating income for the three months ended March 31, 2023 decreased by $15.1 million, or 47%, as compared to the prior year period, primarily driven by decreased estimated profit share, as well as increases in operating expenses related to general and administrative and selling and marketing, as discussed above.
Interest Expense
During the three months ended March 31, 2023 and 2022, interest expense was $2.4 million and $0.8 million, respectively. Interest expense increased $1.6 million or 197% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, as a result of higher borrowing costs and higher outstanding debt balances during 2023.
Interest Income
During the three months ended March 31, 2023 interest income increased $2.0 million primarily due to interest earned on U.S. Treasury securities.
Income Taxes
During the three months ended March 31, 2023 and 2022, we recognized income tax expense of $4.2 million and $8.3 million, respectively. The effective tax rate for the three months ended March 31, 2023 was 25.2%, as compared to an effective tax rate of 26.5% for the three months ended March 31, 2022. Income tax expense decreased $4.1 million or 49% during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily as a result of the decrease in income before income taxes.
Liquidity and Capital Resources
Cash Flow and Liquidity Analysis
We assess liquidity primarily in terms of our ability to generate cash to fund operating and investing activities. A significant portion of our cash from operating activities is derived from our profit share arrangements with our insurance partners, which are subject to judgments and assumptions and is, therefore, subject to variability. We believe that our existing cash resources and Revolving Credit Facility will provide sufficient liquidity to fund our near-term working capital needs. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. Refer to Critical Accounting Policies and Estimates in this Quarterly Report and our Annual Report for a full description of the related estimates, assumptions and judgments.
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
The following table provides a summary of cash flow data:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$29,508	$31,932
Net cash used in investing activities	(335)	(186)
Net cash used in financing activities	(22,390)	(820)
Cash Flows from Operating Activities
Our cash flows provided by operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the non-cash adjustments in the operating activities in the unaudited Condensed Statement of Cash Flows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income	$12,538	$23,154
Non-cash reconciling adjustments	3,561	2,280
Change in contract assets	9,488	5,504
Change in other assets and liabilities	3,921	994
Net cash provided by operating activities	$29,508	$31,932
Net cash provided by operating activities decreased by $2.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was primarily attributable to decreased cash collections of $7.1 million related to reduced profit share, program fees and claims administration service fee revenues, a $4.5 million increase in cash payments related to cost of services and operating expenses and a $1.8 million increase in interest payments. This decrease in cash was offset by an $8.3 million reduction in income tax payments and $2.0 million increase in interest income received during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Cash Flows from Investing Activities
For the three months ended March 31, 2023 and 2022, net cash used in investing activities was $0.3 million and $0.2 million, respectively. For the three months ended March 31, 2023 and 2022, the investments primarily related to computer software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in and provided by financing activities primarily consist of share repurchases, payments of debt and deferred financing costs.

For the three months ended March 31, 2023, net cash used in financing activities was $22.4 million and is primarily related to the repurchase of 3,095,334 shares of our common stock held in treasury stock for a total of $21.5 million, including commissions and excise tax.
For the three months ended March 31, 2022, net cash provided by financing activities was $0.8 million and is primarily related to a principal payment of our term loan due 2026.
Debt
As of March 31, 2023, we had no amounts outstanding under our Revolving Credit Facility and $148.1 million outstanding under our Term Loan due 2027.
Share Repurchase Program
On November 17, 2022, the Board of Directors authorized a share repurchase program allowing the Company to repurchase up to $75.0 million of the Company’s outstanding common stock until November 17, 2023 (the “Share Repurchase Program”). Repurchases may be made at management’s discretion from time to time on the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time. Pursuant to the Share Repurchase Program, the Company repurchased 3,095,334 shares at an average price of $6.87 for a total of $21.3 million, excluding excise tax, during the three months ended March 31, 2023, leaving $35.5 million available under our Share Repurchase Program as of March 31, 2023. These shares were recorded to Treasury stock, at cost in the unaudited Condensed Consolidated Balance Sheets, which includes $0.2 million of excise tax expected to be paid in April 2024. This excise tax payable is included within Other liabilities in the unaudited Condensed Consolidated Balance Sheets.
Dividends
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
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by management to evaluate its operating performance, generate future operating plans and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. This measure further provides useful analysis of period-to-period comparisons of our business, as it excludes the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income excluding interest expense, income taxes, depreciation and amortization expense of property and equipment and share-based compensation expense. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.

The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income	$12,538	$23,154
Non-GAAP adjustments:
Interest expense	2,387	803
Income tax expense	4,235	8,310
Depreciation and amortization of property and equipment	244	221
Share-based compensation	1,844	1,281
Total adjustments	8,710	10,615
Adjusted EBITDA	$21,248	$33,769
Total revenue	$38,361	$50,068
Adjusted EBITDA margin	55%	67%
For the three months ended March 31, 2023, Adjusted EBITDA decreased by $12.5 million, or 37%, as compared to the three months ended March 31, 2022. Adjusted EBITDA margin for the three months ended March 31, 2023 decreased to 55% as compared to 67% in the three months ended March 31, 2022. The decrease in Adjusted EBITDA during the three months ended March 31, 2023 reflects our reduced revenue and increased cost of services and operating expenses during the current quarter.
Critical Accounting Policies and Estimates
There have not been any material changes during the three months ended March 31, 2023 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of our critical accounting policies and estimates.
Contractual Obligations
We had no material changes in our contractual commitments and obligations during the three months ended March 31, 2023 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operations include activities in the U.S. These operations expose us to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes toward vehicle ownership. We monitor and manage these financial exposures as an integral part of our overall risk management program.
Market Risk
In the normal course of business, we are exposed to market risk and have established policies designed to protect against the adverse effects of this exposure. We are exposed to risks associated with general economic conditions and the impact of the economic environment on the willingness of consumers to finance auto purchases. Consumer spending and borrowing patterns related to auto purchases are influenced by economic factors such as unemployment rates, inflation, interest rate levels, changes in monetary and related policies, market volatility and overall consumer confidence. We also face risk from competition to acquire, maintain and develop new relationships with automotive lenders as well as competition from a wide variety of automotive lenders who are (or are affiliated) with financial institutions and have capacity to hold loans on their balance sheets.
Concentration Risk
We rely on our three largest insurance partners for a significant portion of our profit share and claims administration service fee revenue. Termination or disruption of these relationships could materially and adversely impact our revenue. See “Item 1A—Risk Factors—Risks Related to Our Business—If we lose one or more of our insurance carriers and are unable to replace their commitments, it could have a material adverse effect on our business” in our Annual Report.
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and U.S. Treasury securities. Our New Term Loan due 2027 also exposes us to changes in short-term interest rates since interest rates on the underlying obligations are variable.
As of March 31, 2023, we had outstanding amounts of $148.1 million under the Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2023. Borrowings under the Credit Agreement bear interest at a rate equal to Adjusted SOFR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.150% to 0.225% per annum on the average daily unused portion of the Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, regardless of how well they were designed and are operating, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1. Legal Proceedings
As of the date of this Quarterly Report, we were not a party to any material legal proceedings. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended March 31, 2023.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
1/1/2023-1/31/2023	17,342	$7.08	—	$57.0
2/1/2023-2/28/2023	97,606	$7.32	96,900	$56.3
3/1/2023-3/31/2023	2,998,434	$6.95	2,998,434	$35.5
Total	3,113,382		3,095,334
(1)    Includes 17,342 shares in January 2023, 706 shares in February 2023 and no shares in March 2023 which were purchased from employees to satisfy their tax withholding obligations related to share-based awards that vested during those months.
(2)    On November 17, 2022, our Board of Directors authorized share repurchases under the Share Repurchase Program for up to $75.0 million, effective through November 17, 2023.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
On March 15, 2023, John J. Flynn, Chairman of our Board of Directors, entered into a 10b5-1 sales plan (the “Flynn 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Flynn 10b5-1 Sales Plan will be in effect until the earlier of (1) June 14, 2024 and (2) the date on which an aggregate of 1,200,000 shares of the Company’s common stock have been sold under the 10b5-1 Sales Plan.

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

10.1
First Amendment to Advisory and Consulting Services Agreement by and between the Company and Ross M. Jessup, dated April 7, 2023 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed April 12, 2023).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101*	The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets

(ii) Condensed Consolidated Statement of Operations

(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity

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

OPEN LENDING CORPORATION

/s/ Keith A. Jezek
Keith A. Jezek
Chief Executive Officer (Principal Executive Officer)

/s/ Charles D. Jehl
Charles D. Jehl
May 10, 2023	Chief Financial Officer (Principal Financial and Accounting Officer)