Form 10-Q
period 2023-06-30
Open Lending Corp
filed 2023-08-09
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2023, the registrant had 120,697,953 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	June 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$224,445	$204,450
Restricted cash	5,337	4,069
Accounts receivable, net	6,329	5,721
Current contract assets, net	33,651	54,429
Income tax receivable	11,764	9,714
Other current assets	2,980	2,361
Total current assets	284,506	280,744
Property and equipment, net	3,013	2,573
Operating lease right-of-use asset, net	4,305	4,610
Contract assets	26,004	21,001
Deferred tax asset, net	63,346	65,128
Other assets	5,626	5,575
Total assets	$386,800	$379,631
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$30	$288
Accrued expenses	7,491	6,388
Current portion of debt	3,750	3,750
Third-party claims administration liability	5,318	4,055
Other current liabilities	1,379	626
Total current liabilities	17,968	15,107
Long-term debt, net of deferred financing costs	141,984	143,683
Operating lease liabilities	3,775	4,082
Other liabilities	3,923	3,935
Total liabilities	167,650	166,807
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 120,696,156 shares outstanding as of June 30, 2023 and 128,198,185 shares issued and 123,646,059 shares outstanding as of December 31, 2022	1,282	1,282
Additional paid-in capital	501,374	499,625
Accumulated deficit	(191,910)	(215,819)
Treasury stock at cost, 7,502,029 shares at June 30, 2023 and 4,552,126 at December 31, 2022	(91,596)	(72,264)
Total stockholders’ equity	219,150	212,824
Total liabilities and stockholders’ equity	$386,800	$379,631
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Profit share	$17,809	$29,157	$36,411	$57,467
Program fees	17,893	20,731	35,194	40,457
Claims administration and other service fees	2,452	2,156	4,910	4,188
Total revenue	38,154	52,044	76,515	102,112
Cost of services	6,117	5,085	11,548	9,873
Gross profit	32,037	46,959	64,967	92,239
Operating expenses
General and administrative	10,971	7,968	21,166	15,450
Selling and marketing	4,218	3,994	8,627	7,727
Research and development	1,128	2,188	2,358	4,011
Total operating expenses	16,317	14,150	32,151	27,188
Operating income	15,720	32,809	32,816	65,051
Interest expense	(2,655)	(1,124)	(5,042)	(1,927)
Interest income	2,452	22	4,516	47
Other expense, net	(6)	—	(6)	—
Income before income taxes	15,511	31,707	32,284	63,171
Income tax expense	4,140	8,581	8,375	16,891
Net income	$11,371	$23,126	$23,909	$46,280
Net income per common share
Basic	$0.09	$0.18	$0.20	$0.37
Diluted	$0.09	$0.18	$0.20	$0.37
Weighted average common shares outstanding
Basic	120,648,658	126,221,689	121,878,503	126,218,710
Diluted	121,540,094	126,222,366	122,456,565	126,219,115
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2022	128,198,185	$1,282	$499,625	$(215,819)	(4,552,126)	$(72,264)	$212,824
Share-based compensation	—	—	1,844	—	—	—	1,844
Restricted stock units issued, net of shares withheld for taxes	—	—	(939)	—	41,148	810	(129)
Shares repurchased, including excise tax	—	—	—	—	(3,095,334)	(21,528)	(21,528)
Net income	—	—	—	12,538	—	—	12,538
Balance as of March 31, 2023	128,198,185	$1,282	$500,530	$(203,281)	(7,606,312)	$(92,982)	$205,549
Share-based compensation	—	—	2,361	—	—	—	2,361
Restricted stock units issued, net of shares withheld for taxes	—	—	(1,517)	—	104,283	1,386	(131)
Net income	—	—	—	11,371	—	—	11,371
Balance as of June 30, 2023	128,198,185	$1,282	$501,374	$(191,910)	(7,502,029)	$(91,596)	$219,150

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2021	128,198,185	$1,282	$496,983	$(282,439)	(1,985,309)	$(56,844)	$158,982
Share-based compensation	—	—	1,281	—	—	—	1,281
Restricted stock units issued, net of shares withheld for taxes	—	—	(207)	—	5,079	168	(39)
Net income	—	—	—	23,154	—	—	23,154
Balance as of March 31, 2022	128,198,185	$1,282	$498,057	$(259,285)	(1,980,230)	$(56,676)	$183,378
Share-based compensation	—	—	988	—	—	—	988
Restricted stock units issued, net of shares withheld for taxes	—	—	(300)	—	7,595	276	(24)
Net income	—	—	—	23,126	—	—	23,126
Balance as of June 30, 2022	128,198,185	$1,282	$498,745	$(236,159)	(1,972,635)	$(56,400)	$207,468
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$23,909	$46,280
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	4,163	2,269
Depreciation and amortization of property and equipment	496	447
Amortization of debt issuance costs	210	167
Non-cash operating lease cost	305	285
Deferred income taxes	1,782	(998)
Other	6	—
Changes in assets & liabilities:
Accounts receivable, net	(608)	(435)
Contract assets, net	15,775	6,208
Other current and non-current assets	(633)	1,477
Accounts payable	(259)	(885)
Accrued expenses	857	2,094
Income tax receivable, net	(2,133)	(2,964)
Operating lease liabilities	(272)	(240)
Third-party claims administration liability	1,263	(13)
Other current and non-current liabilities	718	(105)
Net cash provided by operating activities	45,579	53,587
Cash flows from investing activities
Purchase of property and equipment	(77)	(70)
Capitalized software development costs	(766)	(294)
Net cash used in investing activities	(843)	(364)
Cash flows from financing activities
Payments on term loans	(1,875)	(1,562)
Shares repurchased	(21,323)	—
Shares withheld for taxes related to restricted stock units	(275)	(63)
Net cash used in financing activities	(23,473)	(1,625)
Net change in cash and cash equivalents and restricted cash	21,263	51,598
Cash and cash equivalents and restricted cash at the beginning of the period	208,519	119,509
Cash and cash equivalents and restricted cash at the end of the period	$229,782	$171,107
Supplemental disclosure of cash flow information:
Interest paid	$4,974	$1,756
Income tax paid (refunded), net	$8,726	$20,853
Non-cash investing and financing:
Property and equipment accrued but not paid	$—	$21
Share-based compensation for capitalized software development	$42	$—
Capitalized software development costs accrued but not paid	$59	$27
Accrued excise tax associated with share repurchases	$190	$—
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
The Company’s flagship product, Lenders Protection Platform (“LPP”), is a cloud-based automotive lending platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to insurance companies. The platform uses risk-based pricing models that enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. The Company’s proprietary risk models project loan performance, including expected losses and prepayments in arriving at the optimal contract interest rate. LPP generates a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets.
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these unaudited condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. The Company believes the disclosures made in these unaudited condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these unaudited condensed consolidated financial statements be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).
The interim data includes all adjustments that are of a normal recurring nature, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2023.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(a) Concentrations of revenue and credit risks
The Company’s two largest insurance carrier partners accounted for 34% and 10% of the Company’s total revenue during the three months ended June 30, 2023, and 34% and 11% during the six months ended June 30, 2023, respectively. The Company’s three largest insurance carrier partners accounted for 38%, 11% and 11% of the Company's total revenue during the three months ended June 30, 2022 and 38%, 13% and 10% during the six months ended June 30, 2022, respectively.
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
The Company’s accounts receivable and contract assets are derived from revenue earned from customers. The Company maintains an allowance for expected credit losses, which represents an estimate based primarily on market implied lifetime probabilities of default and loss severities for assets with similar risk characteristics. As these inputs are derived from market observations, they inherently include forward-looking expectations about macro-economic conditions. The allowance is evaluated quarterly by the Company for adequacy by taking into consideration factors such as reasonableness of the market implied loss statistics, historical lifetime loss data and credit quality of the customer base. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of its contract asset could be further adjusted. The Company does not have any material accounts receivable or contract assets receivable balances that are past due and has not written off any balances in its portfolio for the periods presented. The allowance for expected credit losses on accounts receivable and contract assets receivable, in the aggregate, was approximately $0.1 million at June 30, 2023 and December 31, 2022.
At June 30, 2023 and December 31, 2022, the Company had one customer that individually accounted for 15% and 12%, respectively, of the Company’s accounts receivable.
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
(c) Recently issued but not yet adopted accounting pronouncements

Although there may be other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or may adopt, as applicable, the Company believes none of these accounting pronouncements has materially impacted or will materially impact the Company’s consolidated financial position or results of operations.
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
For performance obligations satisfied in previous periods, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts contract assets accordingly. During the three and six months ended June 30, 2023, contract asset adjustments attributable to profit share revenue forecast adjustments resulted in decreases of $1.2 million and $0.5 million, respectively, as compared to increases of $2.8 million and $5.5 million, respectively, during the three and six months ended June 30, 2022.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total
	(in thousands)
Ending balance as of March 31, 2023	$56,641	$7,661	$1,640	$65,942
Increase of contract asset due to new business generation	18,983	17,893	2,452	39,328
Adjustment of contract asset due to estimation of revenue from performance obligations satisfied in previous periods	(1,174)	—	—	(1,174)
Receivables transferred from contract assets upon billing the lending institutions	—	(18,623)	—	(18,623)
Payments received from insurance carriers	(23,508)	—	(2,293)	(25,801)
Provision for expected credit losses	(12)	(4)	(1)	(17)
Ending balance as of June 30, 2023	$50,930	$6,927	$1,798	$59,655

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total
	(in thousands)
Ending balance as of December 31, 2022	$65,889	$7,932	$1,609	$75,430
Increase of contract assets due to new business generation	36,871	35,194	4,910	76,975
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	(460)	—	—	(460)
Receivables transferred from contract assets upon billing the lending institutions	—	(36,200)	—	(36,200)
Payments received from insurance carriers	(51,390)	—	(4,721)	(56,111)
Provision for expected credit losses	20	1	—	21
Ending balance as of June 30, 2023	$50,930	$6,927	$1,798	$59,655
As of June 30, 2023 and December 31, 2022, the Company’s contract assets consisted of $33.7 million and $54.4 million, respectively, as the portion estimated to be received within one year and $26.0 million and $21.0 million, respectively, as the non-current portion to be received beyond one year.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Long-term Debt
The following table provides a summary of the Company’s debt as of the periods indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Term Loan due 2027	$147,187	$149,063
Revolving Credit Facility	—	—
Less: Unamortized deferred financing costs	(1,453)	(1,630)
Total debt	145,734	147,433
Less: current portion of debt	(3,750)	(3,750)
Total long-term debt, net of deferred financing costs	$141,984	$143,683
Credit Agreement—Term Loan due 2027 and Revolving Credit Facility
On September 9, 2022, the Company entered into a First Amendment to its existing Credit Agreement (the “First Amendment”) with Wells Fargo Bank, N.A., as the administrative agent, and the financial institutions party thereto, as the lenders. The First Amendment provided the Company senior secured credit facilities in an aggregate principal amount of $300.0 million, which (i) established a term loan due 2027 with a principal amount of $150.0 million (the “Term Loan due 2027”), and (ii) increased the borrowing capacity on the existing revolving credit facility to $150.0 million (the “Revolving Credit Facility”), both scheduled to mature on September 9, 2027 (collectively, the “Credit Agreement”).
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
As of June 30, 2023, the Credit Agreement was subject to an Adjusted SOFR rate of 5.143% plus a spread of 1.625% per annum. Commitment fees were accrued at 0.150% under the Revolving Credit Facility’s unused commitment balance of $150.0 million as of June 30, 2023. As of June 30, 2023, the effective interest rate on the Company’s outstanding borrowings was 7.014%.
In connection with the Credit Agreement, the Company incurred aggregate deferred financing costs of $2.6 million, of which (i) $2.1 million was allocated to the related term loans and capitalized as a contra-liability against the principal balance of the term loans, and (ii) $0.5 million was allocated to the Revolving Credit Facility and included within Other assets on the unaudited Condensed Consolidated Balance Sheets. These deferred financing costs are amortized as interest expense using the effective interest method over the term of the Credit Agreement. Unamortized deferred financing costs related to the Term Loan due 2027 and the Revolving Credit Facility were $1.5 million and $0.3 million, respectively, as of June 30, 2023.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.5:1 for any fiscal quarter ending on or prior to June 30, 2024 and then decreases to 3.0:1 for any fiscal quarter ending after June 30, 2024. The minimum fixed charge coverage ratio is 1.25:1. As of June 30, 2023, the Company was in compliance with all required covenants under the Credit Agreement.
Note 5—Income Taxes
During the three and six months ended June 30, 2023, the Company recognized income tax expense of $4.1 million and $8.4 million, respectively, resulting in effective tax rates of 26.7% and 25.9%, respectively. During the three and six months ended June 30, 2022, the Company recognized income tax expense of $8.6 million and $16.9 million, respectively, resulting in effective tax rates of 27.1% and 26.7%, respectively. The Company’s income tax expense for the three and six months ended June 30, 2023 and June 30, 2022 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to state income tax expenses and the officer’s compensation limitation under Section 162m.
As of June 30, 2023, the Company has assessed whether it is more likely than not that the Company’s deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of June 30, 2023.
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
Note 6—Net Income per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the three and six months ended June 30, 2023 and 2022 include unvested and unexercised stock options, unvested time-based restricted stock units and unvested performance-based restricted stock units whose performance conditions have been satisfied. The potentially dilutive common shares during the same periods did not include performance-based restricted stock units if the performance conditions of these awards have not been satisfied. The potentially dilutive common shares are included in the calculation of diluted net income per share only when their effect is dilutive.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except shares and per share data)
Basic net income per share:
Numerator
Net income attributable to common stockholders	$11,371	$23,126	$23,909	$46,280
Denominator
Weighted-average common shares outstanding	120,648,658	126,221,689	121,878,503	126,218,710
Basic net income per share attributable to common stockholders	$0.09	$0.18	$0.20	$0.37

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$11,371	$23,126	$23,909	$46,280
Denominator
Basic weighted-average common shares outstanding	120,648,658	126,221,689	121,878,503	126,218,710
Dilutive effect of time-based restricted stock units outstanding	891,436	677	578,062	405
Diluted weighted average common shares outstanding	121,540,094	126,222,366	122,456,565	126,219,115
Diluted net income per share attributable to common stockholders	$0.09	$0.18	$0.20	$0.37
The following potentially dilutive outstanding securities as of June 30, 2023 and 2022 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested and unexercised stock options	150,336	185,908	150,336	185,908
Unvested time-based restricted stock units	303,322	543,359	303,322	543,359
Unvested performance-based restricted stock units	143,250	234,077	159,965	234,077
Total	596,908	963,344	613,623	963,344
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

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets, including property and equipment and operating lease right-of-use asset, are subject to fair value adjustments whenever events or circumstances indicate the carrying value of the assets may not be recoverable and are subsequently written down to fair value when impaired. During the three and six months ended June 30, 2023 and 2022, the Company had no impairment charges related to its property and equipment or operating lease right-of-use asset.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Total	Fair value measurement as of June 30, 2023
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$7,156	$7,156	$—	$—
U.S. Treasury securities	169,287	169,287	—	—
Total	$176,443	$176,443	$—	$—

	Total	Fair value measurement as of December 31, 2022
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$35,915	$35,915	$—	$—
U.S. Treasury securities	151,511	151,511	—	—
Total	$187,426	$187,426	$—	$—

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amounts reported in the unaudited Condensed Consolidated Balance Sheets as current assets or current liabilities, including Cash, Restricted cash, Accounts receivable, net, Current contract assets, net, Other current assets, Accounts payable and Accrued expenses, each approximate their fair value due to the short-term maturities of the instruments.
Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial assets that are not measured at fair value:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Liabilities:
Debt	$145,734	$145,734	$147,433	$147,433
Total	$145,734	$145,734	$147,433	$147,433

The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate. The fair value was determined using the Adjusted SOFR as of June 30, 2023 and December 31, 2022 plus an applicable spread, a Level 2 classification in the fair value hierarchy.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended June 30, 2023 and December 31, 2022.

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
•changes in applicable laws or regulations; and
•applicable taxes, inflation, supply chain disruptions, including global hostilities and responses thereto, interest rates and the regulatory environment.
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

Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $20.2 billion in automotive loans, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 446 active lenders.
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
Our flagship product, LPP, is a cloud-based automotive lending platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to insurance companies. The platform uses risk-based pricing models which enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. Our proprietary risk models project loan performance, including expected losses and prepayments in arriving at the optimal rate. With five-second decisioning, LPP recommends a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. LPP risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and Fair Credit Reporting Act-compliant alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
LPP is powered by technology that delivers speed and scalability in providing interest rate decisioning to automotive lenders. It supports the full transaction lifecycle, including credit application, underwriting, real-time insurance approval, settlement, servicing, invoicing of insurance premiums and fees and advance data analytics of automotive lender’s portfolio under the program. Through electronic system integration, our software technology connects us to parties in our ecosystem.
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
We facilitated 34,354 and 66,762 certified loans during the three and six months ended June 30, 2023, as compared to 44,531 and 88,475 certified loans during the three and six months ended June 30, 2022.
Total revenue was $38.2 million and $76.5 million for the three and six months ended June 30, 2023, as compared to $52.0 million and $102.1 million during the three and six months ended June 30, 2022.
Operating income was $15.7 million and $32.8 million for the three and six months ended June 30, 2023, as compared to $32.8 million and $65.1 million in the three and six months ended June 30, 2022.

Net income was $11.4 million and $23.9 million for the three and six months ended June 30, 2023, as compared to net income of $23.1 million and $46.3 million for the three and six months ended June 30, 2022.
Adjusted EBITDA was $20.7 million and $42.0 million for the three and six months ended June 30, 2023, as compared to $34.0 million and $67.8 million during the three and six months ended June 30, 2022. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”
Highlights
The table below summarizes the dollar value of insured loans facilitated and the number of new contracts we signed with automotive lenders for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Certified loans	34,354	44,531	66,762	88,475
Value of insured loans facilitated (in thousands)	$1,014,727	$1,293,525	$1,966,665	$2,475,898
Average loan size per certified loan	$29,537	$29,043	$29,458	$27,984
Number of contracts signed with automotive lenders	13	18	21	36
We define “active lenders” as lenders who certify at least one loan during the preceding 12 months. As of June 30, 2023 and 2022, we had 446 and 414 active lenders, respectively. The table below represents lender count information for lenders with certified loan activity during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lenders certifying loans at beginning of period	394	377	438	396
New lenders (1)	12	10	21	31
Net change in lenders (2)	(8)	(16)	(37)	(31)
Lenders certifying loans at end of period	398	371	422	396
(1) New lenders using LPP to certify loans for the first time during the period.
(2) Net change in the number of lenders previously onboarded who use LPP to certify loans during the period. Certain lenders experience periods of inactivity followed by periods of activity, causing the lender count to fluctuate from period to period.
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
Certified Loans
We refer to “certified loans” as the loans facilitated through LPP during a given period. Additionally, we refer to loans with a one-time upfront program fee payment as “single-pay” loans. For certain loans, the program fee is paid to us over 12 monthly installments and we refer to these loans as “monthly-pay” loans.
Average Program Fee
We define “average program fee” as the total program fee revenue recognized for a period divided by the number of certified loans in that period.

Underwriting Profit
We define “underwriting profit” as the total underwriting profit expected to be received by insurers over the expected life of the certified loans.
Earned Premium
We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $81.7 million and $163.5 million, respectively, for the three and six months ended June 30, 2023 and $70.9 million and $138.1 million, respectively, for the three and six months ended June 30, 2022.
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
Growth in the Number of Financial Institutions
The growth trend in active automotive lenders using LPP is a critical factor directly affecting revenue and financial results as it influences the number of loans funded on LPP. Growth in our active automotive lender relationships will depend on our ability to retain existing automotive lenders and add new ones.
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
Industry Trends and General Economic Conditions
Our results of operations may be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending, consumer demand for automotive financing and our lender customer’s liquidity. As general economic conditions improve or deteriorate, the amount of disposable income consumers have tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to enter into loans to finance purchases. Specific economic factors such as inflation, rising interest rate levels, changes in monetary and related policies, market volatility, supply chain disruptions, consumer confidence and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.

Concentration
Our two largest insurance carrier partners accounted for 34% and 10% of our total revenue during the three months ended June 30, 2023, and 34% and 11% during the six months ended June 30, 2023, respectively. Our three largest insurance carrier partners accounted for 38%, 11% and 11% of our total revenue during the three months ended June 30, 2022 and 38%, 13% and 10% during the six months ended June 30, 2022, respectively. Termination or disruption of these relationships could materially and adversely impact our revenue. See “Item 1A—Risk Factors—Risks Related to Our Business—If we lose one or more of our insurance carriers and are unable to replace their commitments, it could have a material adverse effect on our business” in our Annual Report.
Components of Results of Operations
Total Revenues
Our revenue is generated through three streams: (i) profit share paid to us by insurance partners, (ii) program fees paid to us by automotive lenders and (iii) claims administration service fees paid to us by insurance partners.
Profit share. Profit share represents our participation in the underwriting profit of third-party insurance partners who provide automotive lenders with credit default insurance on loans those lenders make using LPP. We receive a percentage of the aggregate monthly insurance underwriting profit. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including reserves for incurred but not reported losses), with losses accrued and carried forward to future profit share calculations.
Program fees. Program fees are paid by automotive lenders for the use of LPP, which provides loan analytics solutions and automated issuance of credit default insurance with third-party insurance providers. These fees are based on a percentage of each certified loan’s original principal balance and are recognized as revenue upfront upon certification of the loan by the lending institution. The fee percentage rate varies based on the agreement with each lender. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts for certain lenders. Fees are typically capped at $600 per loan or calculated as a percentage of the funded loan amount. For monthly-pay loans, the fee paid by the lender is typically 3% of the initial amount of the loan and is not capped.
Claims administration service fees. Claims administration service fees are paid to us by third-party insurance carrier partners for credit default insurance claims adjudication services performed by our subsidiary Insurance Administrative Services, LLC on its insured servicing portfolio. The administration fee is equal to 3% of the monthly insurance earned premium for as long as the LPP certified loan remains outstanding.
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
General and administrative expenses. General and administrative expenses are comprised primarily of expenses relating to corporate-level employee compensation and benefits, non-cash share-based compensation, travel, meals and entertainment expenses, data and software expenses and professional and consulting fees. In the near term, we expect general and administrative expenses to remain constant.
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits of employees engaged in selling and marketing activities. We generally expect selling and marketing expenses to increase as a percentage of our program fee revenue in the near term as we focus on our go-to-market strategy.
Research and development expenses. Research and development expenses primarily consist of employee compensation and benefits expenses for employees engaged in ongoing research and development of our software technology platform. We generally expect our research and development expenses to increase in the near term as we continue to invest in new and existing products and services.

Other Income (Expense)
Interest expense. Interest expense primarily includes interest payments and the amortization of deferred financing costs in connection with the issuance of our debt.
Interest income. Interest income primarily includes interest earned on money market funds and U.S. Treasury securities.
Results of Operations
The following table sets forth our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30, 2023
	2023	2022	% Change	2023	2022	% Change
	($ in thousands)
Revenue
Profit share	$17,809	$29,157	(39)%	$36,411	$57,467	(37)%
Program fees	17,893	20,731	(14)%	35,194	40,457	(13)%
Claims administration and other service fees	2,452	2,156	14%	4,910	4,188	17%
Total revenue	38,154	52,044	(27)%	76,515	102,112	(25)%
Cost of services	6,117	5,085	20%	11,548	9,873	17%
Gross profit	32,037	46,959	(32)%	64,967	92,239	(30)%
Operating expenses
General and administrative	10,971	7,968	38%	21,166	15,450	37%
Selling and marketing	4,218	3,994	6%	8,627	7,727	12%
Research and development	1,128	2,188	(48)%	2,358	4,011	(41)%
Total operating expenses	16,317	14,150	15%	32,151	27,188	18%
Operating income	15,720	32,809	(52)%	32,816	65,051	(50)%
Interest expense	(2,655)	(1,124)	136%	(5,042)	(1,927)	162%
Interest income	2,452	22	11045%	4,516	47	9509%
Other expense, net	(6)	—	—%	(6)	—	—%
Income before income taxes	15,511	31,707	(51)%	32,284	63,171	(49)%
Income tax expense	4,140	8,581	(52)%	8,375	16,891	(50)%
Net income	$11,371	$23,126	(51)%	$23,909	$46,280	(48)%

Key Performance Measures
The following table sets forth key performance measures for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

Certified loans	34,354	44,531	(23)%	66,762	88,475	(25)%
Single-pay	29,770	39,526	(25)%	57,304	79,087	(28)%
Monthly-pay	4,584	5,005	(8)%	9,458	9,388	1%
Average program fees	$521	$466	12%	$527	$457	15%
Single-pay	$491	$427	15%	$492	$423	16%
Monthly-pay	$714	$768	(7)%	$741	$743	—%

Comparison of Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Profit Share
New certified loan originations	$18,983	$26,333	$36,871	$52,002
Change in estimated revenues	(1,174)	2,824	(460)	5,465
Total profit share	17,809	29,157	36,411	57,467

Program fees	17,893	20,731	35,194	40,457

Claims administration and other service fees	2,452	2,156	4,910	4,188
Total revenue	$38,154	$52,044	$76,515	$102,112
Total revenue decreased by $13.9 million, or 27%, during the three months ended June 30, 2023, as compared to the same period in 2022, driven by a $11.3 million decrease in profit share revenue and a $2.8 million decrease in program fees, which was partially offset by increased claims administration and other service fee revenues of $0.3 million, as compared to the three months ended June 30, 2022.
Total revenue decreased by $25.6 million, or 25%, during the six months ended June 30, 2023, as compared to the same period in 2022, driven by a $21.1 million decrease in profit share revenue and a $5.3 million decrease in program fees, which was partially offset by increased claims administration and other service fee revenues of $0.7 million, as compared to the six months ended June 30, 2022.
Profit share revenue decreased by $11.3 million, or 39%, during the three months ended June 30, 2023, as compared to the same period in 2022. During the three months ended June 30, 2023, we recorded $19.0 million in anticipated profit share associated with 34,354 new certified loans for an average of $553 per loan as compared to $26.3 million in anticipated profit share associated with 44,531 certified loans for an average of $591 per loan during the three months ended June 30, 2022. In addition, during the three months ended June 30, 2023, we recorded a reduction of $1.2 million in profit share revenue related to business in historic vintages primarily due to higher than anticipated prepayments and loan defaults, partially offset by lower than anticipated severity of losses. During the three months ended June 30, 2022, we recorded an increase of $2.8 million in profit share revenue related to business in historic vintages primarily due to lower than anticipated loan defaults and severity of losses, partially offset by higher prepayment rates.
Profit share revenue decreased by $21.1 million, or 37%, during the six months ended June 30, 2023 as compared to the same period in 2022. During the six months ended June 30, 2023, we recorded $36.9 million in anticipated profit share associated with 66,762 new certified loans for an average of $552 per loan as compared to $52.0 million in anticipated profit share associated with 88,475 certified loans for an average of $588 per loan during the six months ended June 30, 2022. In addition, during the six months ended June 30, 2023, we recorded a reduction of $0.5 million in profit share revenue related to business in historic vintages primarily due to higher than anticipated prepayments and loan defaults, partially offset by lower than anticipated severity of losses. During the six months ended June 30, 2022, we recorded an increase of $5.5 million in profit share revenue related to business in historic vintages primarily due to lower than anticipated loan defaults and severity of losses, partially offset by higher prepayment rates.
Program fees revenue decreased by $2.8 million, or 14%, during the three months ended June 30, 2023 as compared to the same period in 2022 driven by a 23% decrease in certified loan volume, partially offset by a 12% increase in unit economics per certified loan, as compared to the prior year period.
Program fees revenue decreased by $5.3 million, or 13%, during the six months ended June 30, 2023 as compared to the same period in 2022 driven by a 25% decrease in certified loan volume, partially offset by a 15% increase in unit economics per certified loan, as compared to the prior year period.
Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ earned premium, increased by $0.3 million and $0.7 million, or 14% and 17%, respectively, during the three and six months ended June 30, 2023, as compared to the same periods in the prior year, due to increases in total earned premiums.
Cost of Services, Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Total revenue	$38,154	$52,044	$76,515	$102,112
Cost of services	6,117	5,085	11,548	9,873
Gross profit	$32,037	$46,959	$64,967	$92,239
Gross margin	84%	90%	85%	90%
Cost of services increased $1.0 million, or 20%, during the three months ended June 30, 2023, as compared to the same period in 2022. Cost of services increased $1.7 million, or 17%, during the six months ended June 30, 2023, as compared to the same period in 2022. For both periods, the change is primarily due to higher employee compensation and benefit costs associated with the growth of our claims administration and product support operations.
Gross profit decreased by $14.9 million and $27.3 million, or 32% and 30%, respectively, during the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily driven by decreases in profit share and program fee revenues, as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$32,037	$46,959	$64,967	$92,239
Operating expenses
General and administrative	10,971	7,968	21,166	15,450
Selling and marketing	4,218	3,994	8,627	7,727
Research and development	1,128	2,188	2,358	4,011
Total operating expenses	16,317	14,150	32,151	27,188
Operating income	$15,720	$32,809	$32,816	$65,051
Total revenue	$38,154	$52,044	$76,515	$102,112
Operating margin	41%	63%	43%	64%
General and administrative expenses increased by $3.0 million, or 38%, during the three months ended June 30, 2023 as compared to the same period in 2022 primarily driven by higher employee compensation and benefit costs due to the expansion of our corporate administration team in 2022. General and administrative expenses increased by $5.7 million, or 37%, respectively, during the six months ended June 30, 2023, as compared to the same period last year primarily driven by higher employee compensation and benefit costs of $3.0 million, increased professional fees of $1.1 million and increased business taxes of $0.8 million.
Selling and marketing expenses slightly increased by $0.2 million, or 6%, during the three months ended June 30, 2023 as compared to the same period in 2022. Selling and marketing expenses increased by $0.9 million, or 12%, during the six months ended June 30, 2023 as compared to the same period in 2022 primarily driven by increased marketing expenses of $0.9 million including earned media relations, integrated communications and branding costs.
Research and development expenses decreased by $1.1 million, or 48%, during the three months ended June 30, 2023, as compared to the same period in in 2022. Research and development expenses decreased by $1.7 million, or 41%, during the six months ended June 30, 2023, as compared to the same period in 2022. For both periods, the change was primarily due to decreased employee compensation and benefits in line with our shift in focus to product support and the development of internal use software.

Operating income for the three and six months ended June 30, 2023 decreased by $17.1 million and $32.2 million, or 52% and 50%, respectively, as compared to the prior year periods, primarily driven by decreases in total revenues as well as increases in general and administrative expenses, as discussed above.
Interest Expense
Interest expense increased $1.5 million, or 136%, for the three months ended June 30, 2023, as compared to the same period in 2022. Interest expense increased $3.1 million, or 162%, for the six months ended June 30, 2023, as compared to the same period in 2022. For both periods, interest expense increased as a result of higher borrowing costs during 2023.
Interest Income
During the three and six months ended June 30, 2023, interest income increased $2.4 million and $4.5 million, respectively, compared to the same periods in 2022 primarily due to interest earned on U.S. Treasury securities.
Income Taxes
During the three months ended June 30, 2023 and 2022, we recognized income tax expense of $4.1 million and $8.6 million, respectively, with effective tax rates of 26.7% and 27.1%, respectively. During the six months ended June 30, 2023 and 2022, we recognized income tax expense of $8.4 million and $16.9 million, respectively, with effective tax rates of 25.9% and 26.7%, respectively.
Income tax expense decreased $4.4 million and $8.5 million, or 52% and 50%, respectively, during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, primarily as a result of the decrease in income before income taxes.
Liquidity and Capital Resources
Cash Flow and Liquidity Analysis
We assess liquidity primarily in terms of our ability to generate cash to fund operating and investing activities. A significant portion of our cash from operating activities is derived from our profit share arrangements with our insurance partners, which are subject to judgments and assumptions and is, therefore, subject to variability. We believe that our existing cash resources and the Revolving Credit Facility will provide sufficient liquidity to fund our near-term working capital needs. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. Refer to Critical Accounting Policies and Estimates in this Quarterly Report and our Annual Report for a full description of the related estimates, assumptions and judgments.
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
The following table provides a summary of cash flow data:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$45,579	$53,587
Net cash used in investing activities	$(843)	$(364)
Net cash used in financing activities	$(23,473)	$(1,625)
Cash Flows from Operating Activities
Our cash flows provided by operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.

The following table summarizes the non-cash adjustments in the operating activities in the unaudited Condensed Statement of Cash Flows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net income	$23,909	$46,280
Non-cash reconciling adjustments	6,962	2,170
Change in contract assets	15,775	6,208
Change in other assets and liabilities	(1,067)	(1,071)
Net cash provided by operating activities	$45,579	$53,587
Net cash provided by operating activities decreased by $8.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was primarily attributable to decreased cash collections of $16.2 million related to reduced profit share, program fees and claims administration service fee revenues, a $6.5 million increase in cash payments related to cost of services and operating expenses and a $3.2 million increase in interest payments. This decrease in cash was offset by a $12.1 million reduction in income tax payments and a $4.5 million increase in interest income received during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Cash Flows from Investing Activities
For the six months ended June 30, 2023 and 2022, net cash used in investing activities was $0.8 million and $0.4 million, respectively. For the six months ended June 30, 2023 and 2022, the investments primarily related to computer software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in and provided by financing activities primarily consist of share repurchases, payments of debt and deferred financing costs.
For the six months ended June 30, 2023, net cash used in financing activities was $23.5 million and is primarily related to the repurchase of 3,095,334 shares of our common stock held in treasury stock for a total of $21.3 million, excluding excise tax.
For the six months ended June 30, 2022, net cash used in financing activities was $1.6 million and is primarily related to a principal payment on our term loan due 2026.
Debt
As of June 30, 2023, we had no amounts outstanding under the Revolving Credit Facility and $147.2 million outstanding under our Term Loan due 2027.
Share Repurchase Program
On November 17, 2022, the Board of Directors authorized a share repurchase program allowing the Company to repurchase up to $75.0 million of the Company’s outstanding common stock until November 17, 2023 (the “Share Repurchase Program”). Repurchases may be made at management’s discretion from time to time on the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time. Pursuant to the Share Repurchase Program, the Company made no repurchases during the three month period ended June 30, 2023, and repurchased 3,095,334 shares at an average price of $6.87 for a total of $21.3 million, excluding excise tax, during the six months ended June 30, 2023, leaving $35.7 million available under our Share Repurchase Program as of June 30, 2023. These shares were recorded to Treasury stock, at cost in the unaudited Condensed Consolidated Balance Sheets, which includes $0.2 million of excise tax expected to be paid in April 2024. This excise tax payable is included within accrued expenses in the unaudited Condensed Consolidated Balance Sheets.

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
The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$11,371	$23,126	$23,909	$46,280
Non-GAAP adjustments:
Interest expense	2,655	1,124	5,042	1,927
Income tax expense	4,140	8,581	8,375	16,891
Depreciation and amortization of property and equipment	252	226	496	447
Share-based compensation	2,319	988	4,163	2,269
Total adjustments	9,366	10,919	18,076	21,534
Adjusted EBITDA	$20,737	$34,045	$41,985	$67,814
Total revenue	$38,154	$52,044	$76,515	$102,112
Adjusted EBITDA margin	54%	65%	55%	66%
For the three months ended June 30, 2023, Adjusted EBITDA decreased by $13.3 million, or 39%, as compared to the three months ended June 30, 2022. Adjusted EBITDA margin for the three months ended June 30, 2023 decreased to 54% as compared to 65% during the same period in 2022.
For the six months ended June 30, 2023, Adjusted EBITDA decreased by $25.8 million, or 38%, as compared to the six months ended June 30, 2022. Adjusted EBITDA margin for the six months ended June 30, 2023 decreased to 55% as compared to 66% during the same period in 2022.
The decrease in Adjusted EBITDA during the three and six months ended June 30, 2023 reflects our reduced revenue from lower certified loan value and increased cost of services and operating expenses during each period.
Critical Accounting Policies and Estimates
There have not been any material changes during the three and six months ended June 30, 2023 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of our critical accounting policies and estimates.

Contractual Obligations
We had no material changes in our contractual commitments and obligations during the three and six months ended June 30, 2023 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our operations include activities in the U.S. These operations expose us to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes toward financing a vehicle purchase. We monitor and manage these financial exposures as an integral part of our overall risk management program.
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
As of June 30, 2023, we had outstanding amounts of $147.2 million under the Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2023. Borrowings under the Credit Agreement bear interest at a rate equal to Adjusted SOFR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.150% to 0.225% per annum on the average daily unused portion of the Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended June 30, 2023.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
4/1/2023-4/30/2023	1,094	$6.71	—	$35.7
5/1/2023-5/31/2023	18,852	$7.31	—	$35.7
6/1/2023-6/30/2023	—	$—	—	$35.7
Total	19,946		—
(1)    Includes 1,094 shares in April 2023, 18,852 shares in May 2023 and no shares in June 2023 which were purchased from employees to satisfy their tax withholding obligations related to share-based awards that vested during those months.
(2)    On November 17, 2022, our Board of Directors authorized share repurchases under the Share Repurchase Program for up to $75.0 million, effective through November 17, 2023.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2
First Amendment to Transition Services Agreement by and between the Company and John J. Flynn, dated July 27, 2023 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed August 2, 2023).

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

101*
The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

OPEN LENDING CORPORATION

/s/ Keith A. Jezek
Keith A. Jezek
Chief Executive Officer (Principal Executive Officer)

/s/ Charles D. Jehl
Charles D. Jehl
August 9, 2023	Chief Financial Officer (Principal Financial and Accounting Officer)