Form 10-Q
period 2023-09-30
Open Lending Corp
filed 2023-11-08
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2023, the registrant had 119,753,737 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	September 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$232,608	$204,450
Restricted cash	5,803	4,069
Accounts receivable, net	5,266	5,721
Current contract assets, net	37,850	54,429
Income tax receivable	9,192	9,714
Other current assets	3,137	2,361
Total current assets	293,856	280,744
Property and equipment, net	3,713	2,573
Operating lease right-of-use asset, net	4,149	4,610
Contract assets	11,381	21,001
Deferred tax asset, net	64,742	65,128
Other assets	5,539	5,575
Total assets	$383,380	$379,631
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$221	$288
Accrued expenses	9,302	6,388
Current portion of debt	3,750	3,750
Third-party claims administration liability	5,804	4,055
Other current liabilities	896	626
Total current liabilities	19,973	15,107
Long-term debt, net of deferred financing costs	141,139	143,683
Operating lease liabilities	3,617	4,082
Other liabilities	3,926	3,935
Total liabilities	168,655	166,807
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 119,499,504 shares outstanding as of September 30, 2023 and 128,198,185 shares issued and 123,646,059 shares outstanding as of December 31, 2022	1,282	1,282
Additional paid-in capital	503,981	499,625
Accumulated deficit	(188,907)	(215,819)
Treasury stock at cost, 8,698,681 shares at September 30, 2023 and 4,552,126 at December 31, 2022	(101,631)	(72,264)
Total stockholders’ equity	214,725	212,824
Total liabilities and stockholders’ equity	$383,380	$379,631
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Profit share	$8,022	$26,523	$44,433	$83,990
Program fees	15,416	21,845	50,610	62,302
Claims administration and other service fees	2,568	2,293	7,478	6,481
Total revenue	26,006	50,661	102,521	152,773
Cost of services	5,369	5,199	16,917	15,072
Gross profit	20,637	45,462	85,604	137,701
Operating expenses
General and administrative	9,875	9,335	31,041	24,785
Selling and marketing	4,509	5,981	13,136	13,708
Research and development	1,717	2,355	4,075	6,366
Total operating expenses	16,101	17,671	48,252	44,859
Operating income	4,536	27,791	37,352	92,842
Interest expense	(2,799)	(1,608)	(7,841)	(3,535)
Interest income	2,801	321	7,317	368
Other expense, net	(3)	(239)	(9)	(239)
Income before income taxes	4,535	26,265	36,819	89,436
Income tax expense	1,532	1,736	9,907	18,627
Net income	$3,003	$24,529	$26,912	$70,809
Net income per common share
Basic	$0.02	$0.19	$0.22	$0.56
Diluted	$0.02	$0.19	$0.22	$0.56
Weighted average common shares outstanding
Basic	120,217,857	126,228,723	121,318,872	126,222,084
Diluted	121,298,880	126,228,723	122,065,718	126,222,415
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2022	128,198,185	$1,282	$499,625	$(215,819)	(4,552,126)	$(72,264)	$212,824
Share-based compensation	—	—	1,844	—	—	—	1,844
Restricted stock units issued, net of shares withheld for taxes	—	—	(939)	—	41,148	810	(129)
Shares repurchased, including excise tax	—	—	—	—	(3,095,334)	(21,528)	(21,528)
Net income	—	—	—	12,538	—	—	12,538
Balance as of March 31, 2023	128,198,185	$1,282	$500,530	$(203,281)	(7,606,312)	$(92,982)	$205,549
Share-based compensation	—	—	2,361	—	—	—	2,361
Restricted stock units issued, net of shares withheld for taxes	—	—	(1,517)	—	104,283	1,386	(131)
Net income	—	—	—	11,371	—	—	11,371
Balance as of June 30, 2023	128,198,185	$1,282	$501,374	$(191,910)	(7,502,029)	$(91,596)	$219,150
Share-based compensation	—	—	2,684	—	—	—	2,684
Restricted stock units issued, net of shares withheld for taxes	—	—	(77)	—	4,941	72	(5)
Shares repurchased, including excise tax	—	—	—	—	(1,201,593)	(10,107)	(10,107)
Net income	—	—	—	3,003	—	—	3,003
Balance as of September 30, 2023	128,198,185	$1,282	$503,981	$(188,907)	(8,698,681)	$(101,631)	$214,725

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2021	128,198,185	$1,282	$496,983	$(282,439)	(1,985,309)	$(56,844)	$158,982
Share-based compensation	—	—	1,281	—	—	—	1,281
Restricted stock units issued, net of shares withheld for taxes	—	—	(207)	—	5,079	168	(39)
Net income	—	—	—	23,154	—	—	23,154
Balance as of March 31, 2022	128,198,185	$1,282	$498,057	$(259,285)	(1,980,230)	$(56,676)	$183,378
Share-based compensation	—	—	988	—	—	—	988
Restricted stock units issued, net of shares withheld for taxes	—	—	(300)	—	7,595	276	(24)
Net income	—	—	—	23,126	—	—	23,126
Balance as of June 30, 2022	128,198,185	$1,282	$498,745	$(236,159)	(1,972,635)	$(56,400)	$207,468
Share-based compensation	—	—	1,295	—	—	—	1,295
Restricted stock units issued, net of shares withheld for taxes	—	—	(197)	—	5,212	179	(18)
Net income	—	—	—	24,529	—	—	24,529
Balance as of September 30, 2022	128,198,185	$1,282	$499,843	$(211,630)	(1,967,423)	$(56,221)	$233,274
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$26,912	$70,809
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	6,826	3,564
Depreciation and amortization of property and equipment	824	680
Amortization of debt issuance costs	319	265
Non-cash operating lease cost	461	431
Deferred income taxes	386	(7,860)
Other	10	—
Changes in assets & liabilities:
Accounts receivable, net	455	(129)
Contract assets, net	26,199	13,016
Other current and non-current assets	(789)	1,331
Accounts payable	(67)	(1,101)
Accrued expenses	2,299	4,849
Income tax receivable, net	513	(984)
Operating lease liabilities	(412)	(363)
Third-party claims administration liability	1,749	308
Other current and non-current liabilities	218	181
Net cash provided by operating activities	65,903	84,997
Cash flows from investing activities
Purchase of property and equipment	(103)	(222)
Capitalized software development costs	(1,485)	(415)
Net cash used in investing activities	(1,588)	(637)
Cash flows from financing activities
Proceeds from term loans	—	150,000
Payments on term loans	(2,813)	(122,656)
Payments on revolving facility	—	(25,000)
Payment of deferred financing cost	—	(976)
Shares repurchased	(31,322)	—
Shares withheld for taxes related to restricted stock units	(288)	(81)
Net cash (used in) provided by financing activities	(34,423)	1,287
Net change in cash and cash equivalents and restricted cash	29,892	85,647
Cash and cash equivalents and restricted cash at the beginning of the period	208,519	119,509
Cash and cash equivalents and restricted cash at the end of the period	$238,411	$205,156
Supplemental disclosure of cash flow information:
Interest paid	$7,593	$2,859
Income tax paid, net	$9,008	$27,471
Non-cash investing and financing:
Property and equipment accrued but not paid	$2	$5
Share-based compensation for capitalized software development	$63	$—
Capitalized software development costs accrued but not paid	$230	$—
Accrued excise tax associated with share repurchases	$290	$—
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
The interim data includes all adjustments that are of a normal recurring nature, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2023.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(a) Concentrations of revenue and credit risks
The Company’s largest insurance carrier partners accounted for 29% and 10% of the Company’s total revenue during the three months ended September 30, 2023, and 32% and 11% during the nine months ended September 30, 2023. The Company’s largest insurance carrier partners accounted for 36% and 12% of the Company's total revenue during the three months ended September 30, 2022 and 37%, 11% and 11% during the nine months ended September 30, 2022.
The Company’s largest lender customer accounted for 10% of the Company’s total revenue during the three months ended September 30, 2023. There were no lender customers who accounted for 10% or more of the Company’s total revenue during the nine months ended September 30, 2023 or during the three and nine months ended September 30, 2022.
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, restricted cash, accounts receivable and contract assets to the extent of the amounts recorded on the balance sheets.
Cash and cash equivalents are deposited in commercial analysis accounts, money market funds and U.S. Treasury securities at financial institutions with high credit standing. Restricted cash relates to funds held by the Company on behalf of the insurance carriers, designated for the use of insurance claim payments. Restricted cash is deposited in commercial analysis accounts at one financial institution. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits of $250,000 per institution. The Company has not experienced any losses on its deposits of cash and cash equivalents and management believes the Company is not exposed to significant risks on such accounts.
The Company’s accounts receivable and contract assets are derived from revenue earned from customers. The Company maintains an allowance for expected credit losses, which represents an estimate based primarily on market implied lifetime probabilities of default and loss severities for assets with similar risk characteristics. As these inputs are derived from market observations, they inherently include forward-looking expectations about macro-economic conditions. The allowance is evaluated quarterly by the Company for adequacy by taking into consideration factors such as reasonableness of the market implied loss statistics, historical lifetime loss data and credit quality of the customer base. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of its contract asset could be further adjusted. The Company does not have any material accounts receivable or contract assets receivable balances that are past due and has not written off any balances in its portfolio for the periods presented. The allowance for expected credit losses on accounts receivable and contract assets receivable, in the aggregate, was approximately $0.1 million at September 30, 2023 and December 31, 2022.
At September 30, 2023 and December 31, 2022, the Company had one customer that individually accounted for 15% and 12%, respectively, of the Company’s accounts receivable, net.
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
The most significant items subject to such estimates and assumptions include, but are not limited to, profit share revenue recognition and the corresponding impact on contract assets and assessing the realizability of deferred tax assets. The Company bases its estimates on historical trends and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.
In connection with profit share revenue recognition and the estimation of contract assets, the Company uses a forecast model to estimate variable consideration based on undiscounted expected future profit share to be received from the insurance carriers. The forecast model projects loan-level earned premiums and insurance claim

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
(c) Recently issued but not yet adopted accounting pronouncements
Although there may be new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or may adopt, as applicable, the Company believes none of these accounting pronouncements has materially impacted or will materially impact the Company’s consolidated financial position or results of operations.
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
For performance obligations satisfied in previous periods, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts contract assets accordingly. During the three and nine months ended September 30, 2023, contract asset adjustments attributable to profit share revenue forecast adjustments resulted in decreases of $8.1 million and $8.5 million, respectively, as compared to increases of $1.7 million and $7.1 million, respectively, during the three and nine months ended September 30, 2022.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total
	(in thousands)
Ending balance as of June 30, 2023	$50,930	$6,927	$1,798	$59,655
Increase of contract asset due to new business generation	16,079	15,416	2,568	34,063
Adjustment of contract asset due to estimation of revenue from performance obligations satisfied in previous periods	(8,057)	—	—	(8,057)
Receivables transferred from contract assets upon billing the lending institutions	—	(16,484)	—	(16,484)
Payments received from insurance carriers	(17,295)	—	(2,645)	(19,940)
Provision for expected credit losses	(3)	(2)	(1)	(6)
Ending balance as of September 30, 2023	$41,654	$5,857	$1,720	$49,231

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total
	(in thousands)
Ending balance as of December 31, 2022	$65,889	$7,932	$1,609	$75,430
Increase of contract assets due to new business generation	52,950	50,610	7,478	111,038
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	(8,517)	—	—	(8,517)
Receivables transferred from contract assets upon billing the lending institutions	—	(52,684)	—	(52,684)
Payments received from insurance carriers	(68,685)	—	(7,366)	(76,051)
Provision for expected credit losses	17	(1)	(1)	15
Ending balance as of September 30, 2023	$41,654	$5,857	$1,720	$49,231
As of September 30, 2023 and December 31, 2022, the Company’s contract assets consisted of $37.9 million and $54.4 million, respectively, as the portion estimated to be received within one year and $11.4 million and $21.0 million, respectively, as the non-current portion to be received beyond one year.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Long-term Debt
The following table provides a summary of the Company’s debt as of the periods indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Term Loan due 2027	$146,250	$149,063
Less: Unamortized deferred financing costs	(1,361)	(1,630)
Total debt	144,889	147,433
Less: current portion of debt	(3,750)	(3,750)
Total long-term debt, net of deferred financing costs	$141,139	$143,683
Credit Agreement—Term Loan due 2027 and Revolving Credit Facility
On September 9, 2022, the Company entered into a First Amendment to its existing Credit Agreement (the “First Amendment”) with Wells Fargo Bank, N.A., as the administrative agent, and the financial institutions party thereto, as the lenders. The First Amendment provided the Company senior secured credit facilities in an aggregate principal amount of $300 million, which (i) established a term loan due 2027 with a principal amount of $150 million (the “Term Loan due 2027”), and (ii) increased the borrowing capacity on the existing revolving credit facility to $150 million (the “Revolving Credit Facility”), both scheduled to mature on September 9, 2027 (collectively, the “Credit Agreement”).
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
As of September 30, 2023, the Credit Agreement was subject to an Adjusted SOFR rate of 5.472% plus a spread of 1.625% per annum. Commitment fees were accrued at 0.150% under the Revolving Credit Facility’s unused commitment balance of $150.0 million as of September 30, 2023. As of September 30, 2023, the effective interest rate on the Company’s outstanding borrowings was 7.343%.
In connection with the Credit Agreement, the Company incurred aggregate deferred financing costs of $2.6 million, of which (i) $2.1 million was allocated to the related term loans and capitalized as a contra-liability against the principal balance of the term loans, and (ii) $0.5 million was allocated to the Revolving Credit Facility and included within Other assets on the unaudited Condensed Consolidated Balance Sheets. These deferred financing costs are amortized as interest expense using the effective interest method over the term of the Credit Agreement. Unamortized deferred financing costs related to the Term Loan due 2027 and the Revolving Credit Facility were $1.4 million and $0.3 million, respectively, as of September 30, 2023.
The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.5:1 for any fiscal quarter ending on or prior to June 30, 2024 and then decreases to 3.0:1 for any fiscal quarter ending after

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2024. The minimum fixed charge coverage ratio is 1.25:1. As of September 30, 2023, the Company was in compliance with all required covenants under the Credit Agreement.
Note 5—Income Taxes
During the three and nine months ended September 30, 2023, the Company recognized income tax expense of $1.5 million and $9.9 million, respectively, resulting in effective tax rates of 33.8% and 26.9%, respectively. During the three and nine months ended September 30, 2022, the Company recognized income tax expense of $1.7 million and $18.6 million, respectively, resulting in effective tax rates of 6.6% and 20.8%, respectively. The Company’s income tax expense for the three and nine months ended September 30, 2023 and September 30, 2022 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to state income tax expenses, the officer’s compensation limitation under Section 162(m) and a discrete tax benefit of $5.1 million from a change in state tax law during the third quarter of 2022, which included a tax benefit associated with the remeasurement of the Company’s deferred tax assets offset by a higher current state income tax. The increase in effective tax rates for the three and nine months ended September 30, 2023 compared to the same period in 2022 is primarily due to decreased income before income taxes combined with the recognition of a discrete tax benefit associated with the enactment of state tax legislation with a retroactive effective date during the three months ended September 30, 2022.
As of September 30, 2023, the Company has assessed whether it is more likely than not that the Company’s deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of September 30, 2023.
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
Note 6—Net Income per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the three and nine months ended September 30, 2023 and 2022 include unvested and unexercised stock options, unvested time-based restricted stock units and unvested performance-based restricted stock units whose performance conditions have been satisfied. The potentially dilutive common shares during the same periods did not include performance-based restricted stock units if the performance conditions of these awards have not been satisfied. The potentially dilutive common shares are included in the calculation of diluted net income per share only when their effect is dilutive.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except shares and per share data)
Basic net income per share:
Numerator
Net income attributable to common stockholders	$3,003	$24,529	$26,912	$70,809
Denominator
Weighted-average common shares outstanding	120,217,857	126,228,723	121,318,872	126,222,084
Basic net income per share attributable to common stockholders	$0.02	$0.19	$0.22	$0.56

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$3,003	$24,529	$26,912	$70,809
Denominator
Basic weighted-average common shares outstanding	120,217,857	126,228,723	121,318,872	126,222,084
Dilutive effect of time-based restricted stock units outstanding	1,081,023	—	746,846	331
Diluted weighted average common shares outstanding	121,298,880	126,228,723	122,065,718	126,222,415
Diluted net income per share attributable to common stockholders	$0.02	$0.19	$0.22	$0.56
The following potentially dilutive outstanding securities as of September 30, 2023 and 2022 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested and unexercised stock options	146,655	182,233	146,655	182,233
Unvested time-based restricted stock units	277,037	562,071	277,037	562,071
Unvested performance-based restricted stock units	424,675	234,077	424,675	234,077
Total	848,367	978,381	848,367	978,381
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets, including property and equipment and operating lease right-of-use asset, are subject to fair value adjustments whenever events or circumstances indicate the carrying value of the assets may not be recoverable and are subsequently written down to fair value when impaired. During the three and nine months ended September 30, 2023 and 2022, the Company had no impairment charges related to its property and equipment or operating lease right-of-use asset.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Total	Fair value measurement as of September 30, 2023
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$9,893	$9,893	$—	$—
U.S. Treasury securities	199,089	199,089	—	—
Total	$208,982	$208,982	$—	$—

	Total	Fair value measurement as of December 31, 2022
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$35,915	$35,915	$—	$—
U.S. Treasury securities	151,511	151,511	—	—
Total	$187,426	$187,426	$—	$—

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
Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial assets that are not measured at fair value:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Liabilities:
Debt	$144,889	$144,889	$147,433	$147,433
Total	$144,889	$144,889	$147,433	$147,433

The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate. The fair value was determined using the Adjusted SOFR as of September 30, 2023 and December 31, 2022 plus an applicable spread, a Level 2 classification in the fair value hierarchy.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended September 30, 2023 and December 31, 2022.

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

Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $21.1 billion in automotive loans, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 463 active lenders.
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
Executive Overview
We facilitate certified loans and have achieved financial success by targeting the financing needs of near-prime and non-prime borrowers who are underserved in the automotive finance industry.
We facilitated 29,959 and 96,721 certified loans during the three and nine months ended September 30, 2023, as compared to 42,186 and 130,661 certified loans during the three and nine months ended September 30, 2022.
Total revenue was $26.0 million and $102.5 million for the three and nine months ended September 30, 2023, as compared to $50.7 million and $152.8 million during the three and nine months ended September 30, 2022.
Operating income was $4.5 million and $37.4 million for the three and nine months ended September 30, 2023, as compared to $27.8 million and $92.8 million in the three and nine months ended September 30, 2022.

Net income was $3.0 million and $26.9 million for the three and nine months ended September 30, 2023, as compared to net income of $24.5 million and $70.8 million for the three and nine months ended September 30, 2022.
Adjusted EBITDA was $10.3 million and $52.3 million for the three and nine months ended September 30, 2023, as compared to $29.4 million and $97.2 million during the three and nine months ended September 30, 2022. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”
Highlights
The table below summarizes the dollar value of insured loans facilitated and the number of new contracts we signed with automotive lenders for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Certified loans	29,959	42,186	96,721	130,661
Value of insured loans facilitated (in thousands)	$883,470	$1,246,250	$2,850,133	$3,722,270
Average loan size per certified loan	$29,489	$29,542	$29,468	$28,488
Number of contracts signed with automotive lenders	8	17	29	53
We define “active lenders” as lenders who certify at least one loan during the preceding 12 months. As of September 30, 2023 and 2022, we had 463 and 430 active lenders, respectively. The table below represents lender count information for lenders with certified loan activity during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lenders certifying loans at beginning of period	398	371	438	396
New lenders (1)	17	21	38	52
Net change in lenders (2)	(15)	5	(34)	(24)
Lenders certifying loans at end of period	400	397	442	424
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
Earned Premium
We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $85.6 million and $249.1 million, respectively, for the three and nine months ended September 30, 2023 and $76.3 million and $214.5 million, respectively, for the three and nine months ended September 30, 2022.
Recent Developments
Share Repurchase Program Extension
On October 26, 2023, the Board of Directors extended the expiration date of our previously authorized share repurchase program allowing the Company to repurchase up to $75.0 million of the Company’s outstanding common stock (the “Share Repurchase Program”) from November 17, 2023 to March 31, 2024. The Share Repurchase Program may be further amended, suspended, or discontinued at any time.
Enhanced Scorecard
On November 1, 2023, we announced the addition of new alternative data attributes for auto loan applicants to enhance the risk score generated by LPP, which allows LPP to analyze more robust car buyer data for loan decisioning.
LPP now offers:
•Decisioning that includes new data sources and new alternative data attributes, like the number of payments made over the past year, time elapsed since the initiation of the first auto loan, and the number of auto and non-auto inquiries over the last three years.
•Extended loan protection with a more inclusive credit score range that aligns with the decline of consumer credit scores.
These scorecard enhancements are now in place for all of our customers.
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
Industry Trends and General Economic Conditions
Our results of operations have been and may continue to be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending, consumer demand for automotive financing and our lender customer’s liquidity. As general economic conditions improve or deteriorate, the amount of disposable income consumers have tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to enter into loans to finance purchases and consumers’ ability to afford financial obligations. Specific economic factors such as inflation, rising interest rate levels, changes in monetary and related policies, market volatility, supply chain disruptions, consumer confidence and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.
Concentration
Our largest insurance carrier partners accounted for 29% and 10% of our total revenue during the three months ended September 30, 2023, and 32% and 11% during the nine months ended September 30, 2023. Our largest insurance carrier partners accounted for 36% and 12% of our total revenue during the three months ended September 30, 2022 and 37%, 11% and 11% during the nine months ended September 30, 2022.
Our largest lender customer accounted for 10% of our total revenue during the three months ended September 30, 2023. There were no lender customers who accounted for more than 10% of our total revenue during the nine months ended September 30, 2023 or during the three and nine months ended September 30, 2022.
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
General and administrative expenses. General and administrative expenses are comprised primarily of expenses relating to corporate-level employee compensation and benefits, non-cash share-based compensation, travel, meals and entertainment expenses, data and software expenses and professional and consulting fees. In the near term, we expect general and administrative expenses to increase as we focus on strategic initiatives.
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
Interest income. Interest income primarily includes interest earned on money market funds and U.S. Treasury securities.

Results of Operations
The following table sets forth our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30, 2023
	2023	2022	% Change	2023	2022	% Change
	($ in thousands)
Revenue
Profit share	$8,022	$26,523	(70)%	$44,433	$83,990	(47)%
Program fees	15,416	21,845	(29)%	50,610	62,302	(19)%
Claims administration and other service fees	2,568	2,293	12%	7,478	6,481	15%
Total revenue	26,006	50,661	(49)%	102,521	152,773	(33)%
Cost of services	5,369	5,199	3%	16,917	15,072	12%
Gross profit	20,637	45,462	(55)%	85,604	137,701	(38)%
Operating expenses
General and administrative	9,875	9,335	6%	31,041	24,785	25%
Selling and marketing	4,509	5,981	(25)%	13,136	13,708	(4)%
Research and development	1,717	2,355	(27)%	4,075	6,366	(36)%
Total operating expenses	16,101	17,671	(9)%	48,252	44,859	8%
Operating income	4,536	27,791	(84)%	37,352	92,842	(60)%
Interest expense	(2,799)	(1,608)	74%	(7,841)	(3,535)	122%
Interest income	2,801	321	773%	7,317	368	1888%
Other expense, net	(3)	(239)	(99)%	(9)	(239)	(96)%
Income before income taxes	4,535	26,265	(83)%	36,819	89,436	(59)%
Income tax expense	1,532	1,736	(12)%	9,907	18,627	(47)%
Net income	$3,003	$24,529	(88)%	$26,912	$70,809	(62)%
Key Performance Measures
The following table sets forth key performance measures for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

Certified loans	29,959	42,186	(29)%	96,721	130,661	(26)%
Single-pay	26,026	36,470	(29)%	83,330	115,557	(28)%
Monthly-pay	3,933	5,716	(31)%	13,391	15,104	(11)%
Average program fees (1)	$527	$518	2%	$530	$477	11%
Single-pay	$490	$475	3%	$491	$440	12%
Monthly-pay (1)	$860	$793	8%	$812	$762	7%
(1) Excludes one-time adjustments of $0.4 million and $0.6 million for the three and nine months ended September 30, 2023, respectively.

Comparison of Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Profit Share
New certified loan originations	$16,079	$24,853	$52,950	$76,855
Change in estimated revenues	(8,057)	1,670	(8,517)	7,135
Total profit share	8,022	26,523	44,433	83,990

Program fees	15,416	21,845	50,610	62,302

Claims administration and other service fees	2,568	2,293	7,478	6,481
Total revenue	$26,006	$50,661	$102,521	$152,773
Total revenue decreased by $24.7 million, or 49%, during the three months ended September 30, 2023, as compared to the same period in 2022, driven by an $18.5 million decrease in profit share revenue and a $6.4 million decrease in program fees, which was partially offset by increased claims administration and other service fee revenues of $0.3 million, as compared to the three months ended September 30, 2022.
Total revenue decreased by $50.3 million, or 33%, during the nine months ended September 30, 2023, as compared to the same period in 2022, driven by a $39.6 million decrease in profit share revenue and an $11.7 million decrease in program fees, which was partially offset by increased claims administration and other service fee revenues of $1.0 million, as compared to the nine months ended September 30, 2022.
Profit share revenue decreased by $18.5 million, or 70%, during the three months ended September 30, 2023, as compared to the same period in 2022. Profit share revenue associated with new certified loan originations decreased $8.8 million, or 35%, primarily due to the 29% decrease in certified loans during the three months ended September 30, 2023, as compared to the same period in 2022. Profit share revenue associated with change in estimate decreased $9.7 million, or 582% during those same periods.
During the three months ended September 30, 2023, we recorded $16.1 million in anticipated profit share associated with 29,959 new certified loans for an average of $537 per loan as compared to $24.9 million in anticipated profit share associated with 42,186 certified loans for an average of $589 per loan during the three months ended September 30, 2022. In addition, during the three months ended September 30, 2023, we recorded a reduction of $8.1 million in profit share revenue related to business in historic vintages primarily due to higher than anticipated loan defaults, partially offset by lower than anticipated severity of losses and prepayment rates. During the three months ended September 30, 2022, we recorded an increase of $1.7 million in profit share revenue related to business in historic vintages primarily due to lower than anticipated severity of losses.
Profit share revenue decreased by $39.6 million, or 47%, during the nine months ended September 30, 2023, as compared to the same period in 2022. Profit share revenue associated with new certified loan originations decreased $23.9 million, or 31%, primarily due to the 26% decrease in certified loans during the nine months ended September 30, 2023, as compared to the same period in 2022. Profit share revenue associated with change in estimate decreased $15.7 million, or 219% during those same periods.
During the nine months ended September 30, 2023, we recorded $53.0 million in anticipated profit share associated with 96,721 new certified loans for an average of $547 per loan as compared to $76.9 million in anticipated profit share associated with 130,661 certified loans for an average of $588 per loan during the nine months ended September 30, 2022. In addition, during the nine months ended September 30, 2023, we recorded a reduction of $8.5 million in profit share revenue related to business in historic vintages primarily due to higher than anticipated loan defaults and prepayments, partially offset by lower than anticipated severity of losses. During the nine months ended September 30, 2022, we recorded an increase of $7.1 million in profit share revenue related to business in historic vintages primarily due to lower than anticipated severity of losses. Program fees revenue decreased by $6.4 million, or 29%, during the three months ended September 30, 2023 as compared to the same period in 2022 driven by a 29% decrease in certified loan volume, partially offset by a 2% increase in unit economics per certified loan, as compared to the prior year period.
Program fees revenue decreased by $11.7 million, or 19%, during the nine months ended September 30, 2023 as compared to the same period in 2022 driven by a 26% decrease in certified loan volume, partially offset by an 11% increase in unit economics per certified loan, as compared to the prior year period.
Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ earned premium, increased by $0.3 million and $1.0 million, or 12% and 15%, respectively, during the three and nine months ended September 30, 2023, as compared to the same periods in the prior year, due to increases in total earned premiums.
Cost of Services, Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Total revenue	$26,006	$50,661	$102,521	$152,773
Cost of services	5,369	5,199	16,917	15,072
Gross profit	$20,637	$45,462	$85,604	$137,701
Gross margin	79%	90%	83%	90%
Cost of services increased $0.2 million, or 3%, during the three months ended September 30, 2023, as compared to the same period in 2022. Cost of services increased $1.8 million, or 12%, during the nine months ended September 30, 2023, as compared to the same period in 2022. For both periods, the change is primarily due to higher employee compensation and benefit costs associated with the growth of our claims administration team and increased focus on product support.
Gross profit decreased by $24.8 million and $52.1 million, or 55% and 38%, respectively, during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily driven by decreases in profit share and program fee revenues, as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$20,637	$45,462	$85,604	$137,701
Operating expenses
General and administrative	9,875	9,335	31,041	24,785
Selling and marketing	4,509	5,981	13,136	13,708
Research and development	1,717	2,355	4,075	6,366
Total operating expenses	16,101	17,671	48,252	44,859
Operating income	$4,536	$27,791	$37,352	$92,842
Total revenue	$26,006	$50,661	$102,521	$152,773
Operating margin	17%	55%	36%	61%
General and administrative expenses increased by $0.5 million, or 6%, during the three months ended September 30, 2023 as compared to the same period in 2022 primarily driven by a $2.0 million increase in employee compensation and benefit costs due to the expansion of our corporate administration team in 2022 partially offset by a $1.4 million decrease in professional fees. General and administrative expenses increased by $6.3 million, or 25%, respectively, during the nine months ended September 30, 2023, as compared to the same period last year primarily driven by higher employee compensation and benefit costs of $5.0 million and increased business taxes of $0.8 million.

Selling and marketing expenses decreased by $1.5 million, or 25%, during the three months ended September 30, 2023 as compared to the same period in 2022 primarily driven by a decrease in employee compensation. Selling and marketing expenses decreased by $0.6 million, or 4%, during the nine months ended September 30, 2023 as compared to the same period in 2022 primarily driven by a $1.8 million decrease in compensation partially offset by a $1.2 million increase in marketing expenses, including event costs, media relations and branding costs.
Research and development expenses decreased by $0.6 million, or 27%, during the three months ended September 30, 2023, as compared to the same period in 2022. Research and development expenses decreased by $2.3 million, or 36%, during the nine months ended September 30, 2023, as compared to the same period in 2022. For both periods, the change was primarily due to increased focus on product support and the development of internal use software.
Operating income for the three and nine months ended September 30, 2023 decreased by $23.3 million and $55.5 million, or 84% and 60%, respectively, as compared to the prior year periods, primarily driven by decreases in total revenues as well as changes in operating expenses, as discussed above.
Interest Expense
Interest expense increased $1.2 million, or 74%, for the three months ended September 30, 2023, as compared to the same period in 2022. Interest expense increased $4.3 million, or 122%, for the nine months ended September 30, 2023, as compared to the same period in 2022. For both periods, interest expense increased as a result of higher borrowing costs during 2023.
Interest Income
During the three and nine months ended September 30, 2023, interest income increased $2.5 million and $6.9 million, respectively, compared to the same periods in 2022 primarily due to interest earned on U.S. Treasury securities.
Income Taxes
During the three months ended September 30, 2023 and 2022, we recognized income tax expense of $1.5 million and $1.7 million, respectively, with effective tax rates of 33.8% and 6.6%, respectively. During the nine months ended September 30, 2023 and 2022, we recognized income tax expense of $9.9 million and $18.6 million, respectively, with effective tax rates of 26.9% and 20.8%, respectively.
Income tax expense decreased $0.2 million and $8.7 million, or 12% and 47%, respectively, during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, primarily as a result of the decrease in income before income taxes as well as a discrete tax benefit in the third quarter of 2022 associated with the enactment of state tax legislation with a retroactive effective date of January 1, 2022.
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

The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$65,903	$84,997
Net cash used in investing activities	$(1,588)	$(637)
Net cash (used in) provided by financing activities	$(34,423)	$1,287
Cash Flows from Operating Activities
Our cash flows provided by operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the non-cash adjustments in the operating activities in the unaudited Condensed Statement of Cash Flows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net income	$26,912	$70,809
Non-cash reconciling adjustments	8,826	(2,920)
Change in contract assets	26,199	13,016
Change in other assets and liabilities	3,966	4,092
Net cash provided by operating activities	$65,903	$84,997
Net cash provided by operating activities decreased by $19.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was primarily attributable to decreased cash collections of $36.5 million related to reduced profit share, program fees and claims administration service fee revenues, a $5.0 million increase in cash payments related to cost of services and operating expenses and a $4.7 million increase in interest payments. This decrease in cash was offset by an $18.5 million reduction in income tax payments and a $6.9 million increase in interest income received during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Cash Flows from Investing Activities
For the nine months ended September 30, 2023 and 2022, net cash used in investing activities was $1.6 million and $0.6 million, respectively. For the nine months ended September 30, 2023 and 2022, the investments were primarily related to computer software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in and provided by financing activities primarily consist of share repurchases, payments of debt and deferred financing costs.
For the nine months ended September 30, 2023, net cash used in financing activities was $34.4 million and is primarily related to the repurchase of 4,296,927 shares of our common stock held in treasury stock for a total of $31.3 million, excluding excise tax.
For the nine months ended September 30, 2022, net cash provided by financing activities was $1.3 million. The cash inflow of $150.0 million relates to proceeds from our Term Loan due 2027, which paid off our then-existing debt, less $1.0 million in deferred financing costs associated with the loan. Debt principal payments were $122.7 million, primarily related to payment in full of the Company’s term loan due 2026. In addition, we paid off all amounts outstanding under the Company’s prior revolving credit facility totaling $25.0 million.

Debt
As of September 30, 2023, we had no amounts outstanding under the Revolving Credit Facility and $146.3 million outstanding under our Term Loan due 2027.
Share Repurchase Program
On November 17, 2022, the Board of Directors authorized the Share Repurchase Program for up to $75.0 million of the Company’s outstanding common stock until November 17, 2023. On October 26, 2023, the Board of Directors extended the expiration date of the Share Repurchase Program to March 31, 2024. Repurchases may be made at management’s discretion from time to time on the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time. Pursuant to the Share Repurchase Program, during the three and nine month periods ended September 30, 2023, the Company repurchased 1,201,593 and 4,296,927 shares at an average price of $8.32 and $7.29 for a total of $10.0 million and $31.3 million, excluding excise tax, respectively, leaving $25.7 million available under our Share Repurchase Program as of September 30, 2023. These shares were recorded to Treasury stock, at cost in the unaudited Condensed Consolidated Balance Sheets, which includes $0.3 million of excise tax expected to be paid in April 2024. This excise tax payable is included within Accrued expenses in the unaudited Condensed Consolidated Balance Sheets.
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

The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$3,003	$24,529	$26,912	$70,809
Non-GAAP adjustments:
Interest expense	2,799	1,608	7,841	3,535
Income tax expense	1,532	1,736	9,907	18,627
Depreciation and amortization of property and equipment	328	233	824	680
Share-based compensation	2,663	1,295	6,826	3,564
Total adjustments	7,322	4,872	25,398	26,406
Adjusted EBITDA	$10,325	$29,401	$52,310	$97,215
Total revenue	$26,006	$50,661	$102,521	$152,773
Adjusted EBITDA margin	40%	58%	51%	64%
For the three months ended September 30, 2023, Adjusted EBITDA decreased by $19.1 million, or 65%, as compared to the three months ended September 30, 2022. Adjusted EBITDA margin for the three months ended September 30, 2023 decreased to 40% as compared to 58% during the same period in 2022.
For the nine months ended September 30, 2023, Adjusted EBITDA decreased by $44.9 million, or 46%, as compared to the nine months ended September 30, 2022. Adjusted EBITDA margin for the nine months ended September 30, 2023 decreased to 51% as compared to 64% during the same period in 2022.
The decrease in Adjusted EBITDA during the three and nine months ended September 30, 2023 reflects our reduced revenue due to lower certified loan volume and the impact of profit share revenue change in estimate as well as increased cost of services and operating expenses during each period.
Critical Accounting Policies and Estimates
There have not been any material changes during the three and nine months ended September 30, 2023 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of our critical accounting policies and estimates.
Contractual Obligations
We had no material changes in our contractual commitments and obligations during the three and nine months ended September 30, 2023 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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
Market Risk
In the normal course of business, we are exposed to market risk and have established policies designed to protect against the adverse effects of this exposure. We are exposed to risks associated with general economic conditions and the impact of the economic environment on consumer spending levels, the willingness of consumers to enter into loans to finance purchases and consumers ability to afford financial obligations. Consumer spending and borrowing patterns related to auto purchases are influenced by economic factors such as unemployment rates, inflation, rising interest rate levels, changes in monetary and related policies, market volatility and overall consumer confidence. We also face risk from competition to acquire, maintain and develop new relationships with automotive lenders as well as competition from a wide variety of automotive lenders who are (or are affiliated) with financial institutions and have capacity to hold loans on their balance sheets.
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
As of September 30, 2023, we had outstanding amounts of $146.3 million under the Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2023. Borrowings under the Credit Agreement bear interest at a rate equal to Adjusted SOFR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.150% to 0.225% per annum on the average daily unused portion of the Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended September 30, 2023.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
7/1/2023-7/31/2023	—	$—	—	$35.7
8/1/2023-8/31/2023	896,672	$8.40	896,096	$28.2
9/1/2023-9/30/2023	306,478	$8.09	305,497	$25.7
Total	1,203,150		1,201,593
(1)    Includes zero shares in July 2023, 576 shares in August 2023 and 981 shares in September 2023 which were purchased from employees to satisfy their tax withholding obligations related to share-based awards that vested during those months.
(2)    Our Board of Directors authorized share repurchases under the Share Repurchase Program for up to $75.0 million, effective through March 31, 2024.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

OPEN LENDING CORPORATION

/s/ Keith A. Jezek
Keith A. Jezek
Chief Executive Officer (Principal Executive Officer)

/s/ Charles D. Jehl
Charles D. Jehl
November 8, 2023	Chief Financial Officer (Principal Financial and Accounting Officer)