Form 10-K
period 2023-12-31
Open Lending Corp
filed 2024-02-28
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Yes ☒ No ☐
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $10.51 for shares of the Registrant’s common stock as reported by the Nasdaq, was approximately $0.8 billion. Shares of common stock beneficially owned by each executive officer, director and holders of more than 10% of the Registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 27, 2024, the registrant had 118,876,821 outstanding shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2024 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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
•the turnover in automotive lenders, as well as varying activation rates and volatility in usage of our Lenders ProtectionTM platform by automotive lenders;
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
•our compliance with regulatory requirements, including federal and state consumer lending and consumer protection laws;
•expansion plans and opportunities;
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

Item 1. Business.
Unless the context otherwise requires, “we,” “us,” “our,” “Open Lending,” and the “Company” refers to Open Lending Corporation, the combined company and its subsidiaries. Open Lending, LLC and Lenders Protection, LLC are wholly owned subsidiaries of Open Lending Corporation.
Company Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $21.9 billion in automotive loans, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 454 active lenders.
Lenders Protection Platform
Our flagship product, the Lenders ProtectionTM platform (“LPP”), is a cloud-based automotive lending platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to insurance companies. The platform uses risk-based pricing models which enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. Our proprietary risk models project loan performance, including expected losses and prepayments, in arriving at the optimal rate. With five-second decisioning, LPP recommends a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. LPP risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and Fair Credit Reporting Act (“FCRA”)-compliant alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
LPP is powered by technology that delivers speed and scalability in providing interest rate decisioning to automotive lenders. It supports the full transaction lifecycle, including credit application, underwriting, real-time insurance approval, settlement, servicing, invoicing of insurance premiums and fees and advanced data analytics of the automotive lender’s portfolio under the program. Through electronic system integration, our software technology connects us to parties in our ecosystem.
A key element of LPP is the unique database that drives risk decisioning using data accumulated for more than 20 years. When a loan is insured at origination, all attributes of the transaction are stored in our database. Through the claims management process, we ultimately obtain loan life performance data on each insured loan. Having granular origination and performance data allows our data scientists and actuaries to evolve and refine risk models, based on actual experience and third-party information sources.
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
We refer to loans facilitated through LPP as certified loans based on the date the loan is awarded to the consumer. We generate revenue of approximately 4% of the balance on each certified loan. Revenue is comprised of program fees paid by automotive lenders for the use of LPP to underwrite loans; fees paid by insurers for claims administration services; and profit-sharing with insurers that provide default insurance to automotive lenders. Approximately 80% of the expected revenue is collected in the first 12 months after loan origination, with the balance comprised of administration fees and underwriting profit share that are realized over the remaining life of the loan.
LPP program fees vary as a percentage of the loan amount, averaging $527 per loan in 2023, and are recognized upon receipt of the loan by the consumer. The program fee is paid either in one single payment in the month following loan certification or in equal monthly payments over the 12 months following loan certification. Claims management administration fees are typically calculated as 3% of monthly insurance earned premium for as long as a loan remains outstanding. The administration fee is recognized monthly as earned and decreases over time as the loan amortizes. Profit share represents our participation in the underwriting profit generated through the use of LPP. We receive 72% of the aggregate monthly insurance underwriting profit on each insurer’s portfolio, calculated as the monthly premium earned by the carrier less the carrier’s expenses and incurred losses. The underwriting profit on each loan is earned upfront and received over its life, with the majority received in the first 12 months of the loan. In 2023, LPP generated, on average, $538 in profit share revenue per loan, which excludes the change in estimate associated with profit share reported on certified loans. We refer to the prior periods as historic vintages.
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
Insurance Carriers
As of December 31, 2023, we partnered with three insurance carriers to provide auto loan default insurance policies for LPP certified loans. Our carrier partners are required to maintain not less than “A-” Financial Strength Rating by A.M. Best insurance rating company.

On December 31, 2023, our producer and claims service agreement with Continental Casualty Company (“CNA”) expired. CNA will no longer provide auto loan default insurance policies for LPP certified loans. However, CNA will continue to service and provide claim funding for any of its existing default insurance policies for the remaining life of the loans associated with such policies. In 2023, we transitioned our customers who previously used CNA to our other insurance carriers.
On February 15, 2024, we entered into a program management agreement with Starstone Specialty Insurance Company, an affiliate of Core Specialty Insurance Holdings, Inc. (“Core Specialty”), to provide auto loan default insurance policies for LPP certified loans, from which we expect to earn profit share revenue and claims administration fees.

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
Intuitive solution with seamless integration. With five-second decisioning, LPP is an intuitive, easy to use technology platform. LPP can be integrated into the existing loan origination system of financial institutions and automotive lenders. This streamlined workflow makes borrower point-of-sale financing available for automotive lenders of all sizes.
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
The regulatory framework to which we are subject includes United States (“U.S.”) federal, state and local laws, regulations and rules. U.S. federal, state and local governmental authorities, including state financial services and insurance regulatory agencies, have broad oversight and supervisory authority over our business. Federal and state agencies also have broad enforcement powers over us, including powers to investigate our business practices and broad discretion to deem particular practices unfair, deceptive, abusive or otherwise not in accordance with the law.
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
Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activity regarding consumer finance and insurance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing. We must comply with state licensing requirements to conduct our business. Lenders Protection, LLC is licensed as a property and casualty insurance agency and regulated by the insurance regulator in each state in which we operate. All sales personnel are individually licensed as property and casualty insurance agents in each state in which they operate. All claims adjusters are individually licensed to adjudicate claims in all states where claims licenses are required. In those states where it is required, IAS is licensed as a third-party claims administration entity and is regulated by the insurance regulator in each state in which licensing is required.
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
Employees and Human Capital Resources
Our employees are a critical component of our success. As of December 31, 2023, we had 210 employees, primarily located in the greater Austin, Texas area. We consider our relationship with our employees to be good and strive to maintain a mission-driven culture with a focus on employee input and well-being. Our core values are trustworthiness, commitment, respect, humility, teamwork, innovation, and quality.
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
Corporate History
Nebula Acquisition Corporation (“Nebula”) was originally incorporated in Delaware on October 2, 2017 as a special purpose acquisition company. On June 10, 2020 (the “Closing Date”), Nebula completed a business combination with Open Lending, LLC (the “Business Combination”) pursuant to that certain Business Combination Agreement by and among Nebula, Open Lending, LLC and the other parties named therein (the “Business Combination Agreement”). Following the Business Combination, Nebula Parent Corp., the parent company of Nebula, changed its name to Open Lending Corporation.
Our principal executive office is located at 1501 S. Mopac Expressway, Suite 450, Austin, Texas 78746, and our telephone number is (512) 892-0400.

Available Information
Our website address is www.openlending.com and our investor relations website is investors.openlending.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our websites and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.
Item 1A. Risk Factors.
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
Summary of Risk Factors
Risks Related to Our Business
•Our results of operations and continued growth depend on our ability to retain existing, and attract new, automotive lenders, and a significant percentage of our program fee revenue is concentrated with our top ten automotive lenders.
•Our revenue is impacted, to a significant extent, by the economic, political, and market conditions as well as the financial performance of automotive lenders.
•Our results depend, to a significant extent, on the active and effective adoption of LPP by automotive lenders.
•If we lose one or more of our insurance carriers and are unable to replace their commitments, it could have a material adverse effect on our business.
•Changes in market interest rates have had and could continue to have an adverse effect on our business.
•Privacy concerns or security breaches relating to LPP could result in economic loss, damage our reputation, deter users from using our products and expose us to legal penalties and liability.
•We rely in part on third-party resellers to acquire and retain lender customers, and our failure to develop and manage these relationships effectively could adversely affect our business, results of operations, and relationships with our customers.
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
•Cyber-attacks and other security breaches could have a material adverse effect on our business.
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
•We may in the future expand to new industry verticals outside of the automotive industry, and failure to comply with applicable regulations, or accurately predict demand or growth, in those new industries, could have an adverse effect on our business.
•The Credit Agreement (as defined hereinafter) that governs our Credit Facilities (as defined hereinafter) contains various covenants that could limit our ability to engage in activities that may be in our best long-term interests.
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
Risks Related to Ownership of Our Common Stock
•An active trading market for our common stock may not be sustained, which may make it difficult to sell the shares of our common stock purchased by our stockholders.
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
Our revenue is impacted, to a significant extent, by the economic, political and market conditions as well as the financial performance of automotive lenders.
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
Geopolitical conflicts, including Russia’s invasion of Ukraine and the conflict between Israel and Hamas, have resulted in supply chain disruption, increased costs for transportation and energy, increased inflationary pressures, higher interest rates and volatility in global markets, which may adversely affect our business and our results of operations.
The generation of new loans through LPP, as well as the transaction fees and other fee income associated with such loans, is dependent upon sales of automobiles by dealers. Dealers’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic and political conditions referenced above, or business conditions affecting a particular automobile dealer, industry vertical or region. Weak economic conditions also could extend the length of dealers’ sales cycle and cause customers to delay making (or not make) purchases of automobiles. The decline of sales by dealers for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for automotive lenders, and therefore, for us. This risk is particularly acute with respect to the largest automobile dealers associated with automotive lenders that account for a significant amount of our platform revenue.
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
Our top ten automotive lenders (including certain groups of affiliated automotive lenders) accounted for a significant percentage of the total program fee revenue in 2023. We expect to have significant concentration in our largest automotive lender relationships for the foreseeable future. In the event that one or more of our significant automotive lenders, or groups of automotive lenders terminate their relationships with us, or if one or more of our significant automotive lenders generates significantly fewer certified loans, the number of loans originated through LPP would decline, which would materially and adversely affect our business and, in turn, our revenue.
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
As of December 31, 2023, we relied on three insurance carriers to insure the loans generated by the automotive lenders using LPP. We have entered into separate producer and claims service agreements with each of these carriers. The producer and claims service agreements with these insurance carriers generally contain customary termination provisions that allow them to terminate the agreement upon written notice after the occurrence of certain events including, among other things, breach of the producer agreement; changes in regulatory requirements making the agreement unenforceable; or for convenience once a specified term has come to an end.
On December 31, 2023, CNA’s producer and claims service agreements with us expired. CNA will no longer provide auto loan default insurance policies for LPP certified loans.
As of the date of this Annual Report, we partner with AmTrust North America, Inc., American National Insurance Company, Arch Insurance North America, and Core Specialty. If any of our other insurance carriers were to terminate their agreements with us and we are unable to replace their commitments through new or existing insurance carriers, it could have a material adverse effect on our business, operations and financial condition.
Changes in market interest rates have had and could continue to have an adverse effect on our business.
The fixed interest rates charged on the loans that automotive lenders originate are calculated based upon market benchmarks at the time of origination. Market benchmarks typically rise when the U.S. Federal Reserve raises the federal funds rate, and the U.S. Federal Reserve continued raising the federal funds rate in 2023 to combat inflation. These increases in the market benchmark resulted in increases in the interest rates on new loans. Increased interest rates have impacted and may continue to adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates have led to higher rates charged to the consumer, which have negatively impacted the ability of automotive lenders to generate volume and in turn, our ability to generate revenues on loans originated using LPP.
Higher interest rates have also increased the payment obligations of consumers, which has reduced and may continue to reduce the ability of consumers to remain current on their obligations to automotive lenders and, therefore, has led and may continue to lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business.
Our growth may be difficult to manage and may place significant demands on operational, administrative and financial resources.
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

As a result of our growth, we may face significant challenges in:
•securing commitments from existing and new automotive lenders to provide loans to consumers;
•maintaining existing and developing new relationships with additional automotive lenders;
•maintaining existing and developing new relationships with additional insurance carriers;
•maintaining adequate financial, business and risk controls;
•implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting;
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
We rely in part on third-party resellers to acquire and retain lender customers, and our failure to develop and manage these relationships effectively could adversely affect our business, results of operations, and relationships with our customers.
We rely in part on third-party resellers to assist us in acquiring and retaining lender customers. Identifying partners, negotiating and documenting relationships with them, and maintaining our relationships with them require significant time and resources from us. In addition, our agreements with our resellers are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing products or services. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitor’s products.
If we do not effectively identify, develop and manage our relationships with third-party resellers, or if they fail to perform services in the manner or time required, our financial results and relationships with our lender customers could be adversely affected. We may also be held responsible or liable for the actions or omissions of these third parties. Actions, omissions or violations of law by our third-party resellers could have a material adverse effect on our business.
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

Cyber-attacks and other security breaches could have a material adverse effect on our business.
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
We also face risks related to cyber-attacks and other security breaches that typically involve the transmission of sensitive information regarding borrowers through various third parties, including automotive lenders, insurance carriers and data processors. Some of these parties have in the past been the target of security breaches and cyber-attacks. Because we do not control these third parties or directly oversee or manage the security of their systems, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases, we may have exposure and suffer losses for breaches or attacks relating to them. We regularly conduct security assessments of significant third-party service providers, but no assurance is given that our third-party information security protocols are sufficient to withstand a cyber-attack or other security breach.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding consumers, LPP customers or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security, confidentiality and integrity of our systems, products and services, all of which could have a material adverse impact on our business, financial condition, and results of operations. In addition, there have been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by consumers, which could also intensify regulatory focus, cause users to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.
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
Our business would suffer if we failed to attract and retain highly skilled employees.
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

The Credit Agreement that governs our Credit Facilities contains various covenants that could limit our ability to engage in activities that may be in our best long-term interests.
The Credit Agreement, dated as of March 19, 2021, by and among the Company, Wells Fargo, N.A., as administrative agent, and the financial institutions party thereto as lenders, as amended by the First Amendment to Credit Agreement, dated as of September 9, 2022 (collectively, the “Credit Agreement”), provides for credit facilities consisting of a senior secured term loan facility of up to $150 million (the “Term Loan due 2027”) along with a senior secured revolving loan facility of up to $150 million at any time outstanding (the “revolving Credit Facility” and, together with the Term Loan due 2027, the “Credit Facilities”). Borrowings under the Credit Facilities bear interest at a variable rate based on the net secured leverage ratio. Our obligations under the Credit Agreement are guaranteed by all of our subsidiaries and secured by substantially all of our assets and substantially all of our subsidiaries’ assets, in each case, subject to certain customary exceptions. The Credit Facilities mature on September 9, 2027.
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
If such acceleration under the Credit Agreement occurs, our ability to fund operations could be seriously harmed.
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
No assurance is given that our compliance policies and procedures designed to assist in compliance with these laws and regulations will be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could subject us to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business.
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
If we are found to have failed to comply with applicable laws, including state insurance, insurance brokering, and insurance agency regulations, third-party administration company statutes and similar statutes in all U.S. jurisdictions, and with licensing and other requirements that we believe may be applicable to us, we could lose one or more licenses or authorizations or face other sanctions or penalties or be required to obtain a license in one or more such jurisdictions, which may have an adverse effect on our ability to make LPP available to borrowers in particular states and, thus, adversely impact our business.
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

Risks Related to Ownership of Our Common Stock
An active trading market for our common stock may not be sustained, which may make it difficult to sell the shares of our common stock purchased by our stockholders.
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
As of December 31, 2023, a significant portion of the outstanding shares of our common stock is held by entities affiliated with us and our executive officers and directors. Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.
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
Our executive officers, directors and principal stockholders control us, and their interests may conflict with the interests of our other stockholders in the future.
Our executive officers and directors and certain affiliated stockholders own a significant portion of the outstanding voting stock of the Company as of the date of this Annual Report. Each share of our common stock initially entitles stockholders to one vote on all matters presented to stockholders generally. Accordingly, those owners, if voting in the same manner, could materially influence the election and removal of our directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendments of the certificate of incorporation and bylaws and other significant corporate transactions for so long as they retain significant ownership. This concentration of ownership may delay or deter possible changes in control of Open Lending, which may reduce the value of an investment in our common stock. So long as they continue to own a significant amount of the combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence decisions of the Company.

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We identify and assess cybersecurity risk in connection with our enterprise risk management (“ERM”) process, which is directly tied to our management’s strategic planning process.
We have implemented a variety of measures to assess, identify and manage material risks from cybersecurity threats. These measures include automated source code testing to help align our security infrastructure with application security best practices, and automated scanning and alerts to assess compliance against established security baselines. Our cybersecurity risk management process also includes defined timeframes for addressing vulnerabilities or other gaps identified by our automated detection and scanning tools. We also perform an annual evaluation of our alignment with the U.S. Commerce Department’s National Institute of Standards and Technology framework. In addition, our Information Security team, which reports directly to our Chief Information Officer (“CIO”), performs regular internal vulnerability scans across our information technology systems, and we use an independent third-party service provider for the completion of bi-annual penetration testing to maintain our SOC II compliance.
Our employees are a key element of our cybersecurity and data privacy defenses. We administer mandatory and regular awareness programs for employees on cybersecurity. We require all new employees to complete security awareness training upon hire, and existing employees must complete security awareness training annually thereafter. We also conduct internal incident response tests, phishing test campaigns and other security-enhancing exercises throughout the year. In addition, we established measures to help mitigate the risk of exposure of personally identifiable information (“PII”). We have also implemented phishing protection and data loss prevention tools designed to enhance our cybersecurity throughout our information technology systems.
As part of our cybersecurity risk management processes, we regularly engage third-party service providers to assess our internal cybersecurity programs and compliance with applicable practices and standards.
Our cybersecurity risk management processes include assessing third-party risks and we regularly perform third-party risk assessments to help us identify and mitigate risks arising from our use of or partnership with third parties, such as vendors, suppliers, and other business partners. Third-party cybersecurity risks are also evaluated as part of our initial due diligence assessments upon engaging third-party providers, inclusive of potential fourth-party risks related to the handling and processing of employee, business, or customer data. In addition to due diligence procedures conducted during onboarding of new third-party providers, we perform annual risk assessments of key third-party providers, along with real-time assessments in accordance with our Incident Response Plan and procedures, as needed, to help us determine any potential impact to the Company from third-party cybersecurity incidents that come to our attention.
Our business necessitates the collection and storage of consumers’ PII. As such, cybersecurity and data privacy are a top concern for us. As a preventative measure, we have implemented certain policies and procedures that guide our day-to-day operations in these areas.
To date, the Company is not aware of risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business, business strategy, results of operations or financial condition. For additional information, see “Item 1A—Risk Factors—Risks Related to Our Business—Cyber-attacks and other security breaches could have an adverse effect on our business” and “Item 1A—Risk Factors—Risks Related to Our Business—Disruptions in the operation of our computer systems and third-party data centers could have an adverse effect on our business.”
Cybersecurity Governance
Cybersecurity is an area of focus for our Board of Directors and our management. The Audit Committee of our Board of Directors is primarily responsible for the oversight of risks from cybersecurity threats and is informed about cybersecurity risks through presentations from our CIO and our Chief Technology Officer (“CTO”), and other members of our management responsible for day-to-day management and mitigation of cybersecurity risks, as well as through its direct participation in our ERM process, which holistically addresses risks faced by us, including cybersecurity risk.
Our cybersecurity risk management processes are led by members of our management team, including our CIO and our CTO, who hold degrees in Management Information Systems and Computer Science, respectively, along with an average of 21 years of prior work experience in various roles involving information technology, including cybersecurity, compliance, systems, and programming. These individuals are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategic processes described above, including the operation of our Incident Response Plan. The CIO and CTO report and provide updates to the Audit Committee on risks from cybersecurity threats quarterly or as needed.

Item 2. Properties.
We lease our office space, located at 1501 South MoPac Expressway, Suite 450, Austin, TX 78746. We believe our current office space is sufficient to meet our needs until the expiration of our lease.
Item 3. Legal Proceedings.
As of the date of this Annual Report, we are not a party to any material legal proceedings. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures.
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the Nasdaq under the symbol “LPRO.” As of February 27, 2024, there were 23 registered stockholders of record. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended December 31, 2023.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
10/1/2023-10/31/2023	127,347	$6.84	—	$25.6
11/1/2023-11/30/2023	527,787	$6.08	519,663	$22.5
12/1/2023-12/31/2023	423,238	$6.83	416,475	$19.6
Total	1,078,372		936,138
(1) Includes 127,347 shares in October 2023, 8,124 shares in November 2023 and 6,763 shares in December 2023 purchased from employees to satisfy their tax withholding obligations related to share-based awards that vested during those months.
(2) Our Board of Directors authorized share repurchases under the Share Repurchase Program for up to $75.0 million effective through March 31, 2024.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. As of December 31, 2023, we had $19.6 million available under the Share Repurchase Program. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report for additional information on our share repurchases.
Equity Compensation Plan Information
The information concerning our equity compensation plans is incorporated by reference herein to the section in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”) entitled “Equity Compensation Plan Information.”

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

Comparison of 43 Month Cumulative Total Return
Assumes Initial Investments of $100
December 2023
$400
$300
$200
$100
$0
6/10/20
6/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
Open Lending Corporation
S&P 500 Index
Peer Group

Item 6.     [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8. Financial Statements and Supplementary Data. This section of our Annual Report generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those factors discussed below and elsewhere in this Annual Report, particularly in Item 1A—Risk Factors and Cautionary Note Regarding Forward-Looking Statements, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over $21.9 billion in automotive loans, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 454 active lenders.
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
Our flagship product, LPP, is a cloud-based automotive lending platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to insurance companies. The platform uses risk-based pricing models which enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. Our proprietary risk models project loan performance, including expected losses and prepayments in arriving at the optimal rate. With five-second decisioning, LPP recommends a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. LPP risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and FCRA-compliant alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
LPP is powered by technology that delivers speed and scalability in providing interest rate decisioning to automotive lenders. It supports the full transaction lifecycle, including credit application, underwriting, real-time insurance approval, settlement, servicing, invoicing of insurance premiums and fees and advanced data analytics of the automotive lender’s portfolio under the program. Through electronic system integration, our software technology connects us to parties in our ecosystem.
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
We facilitated 122,984 and 165,211 certified loans during the years ended December 31, 2023 and 2022, respectively.
Total revenue was $117.5 million and $179.6 million for the years ended December 31, 2023 and 2022, respectively.
Operating income was $29.1 million and $97.6 million for the years ended December 31, 2023 and 2022, respectively.
Net income was $22.1 million and $66.6 million for the years ended December 31, 2023 and 2022, respectively.
Adjusted EBITDA, as defined below, was $50.2 million and $105.7 million for the years ended December 31, 2023 and 2022, respectively. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”
Highlights
The table below summarizes the total dollar-value of insured loans we facilitated and the number of new contracts we signed with automotive lenders for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
	(in thousands, except number of contracts)
Certified loans	122,984	165,211
Value of insured loans facilitated (in thousands)	$3,614,303	$4,758,597
Average loan size per certified loan	$29,388	$28,803
Number of contracts signed with automotive lenders	44	72
Historically, we have defined “active lenders” as lenders who certify at least one loan during the preceding 12 months. As of December 31, 2023 and 2022, we had 454 and 438 active lenders, respectively. The table below represents lender count information for lenders with certified loan activity during the periods indicated.

	Year ended December 31,
	2023	2022
Lenders certifying loans at beginning of period	438	396
New lenders (1)	47	63
Net change in lenders (2)	(31)	(21)
Lenders certifying loans at end of period	454	438
(1) New lenders using LPP to certify loans for the first time during the period.
(2) Net change in the number of lenders previously onboarded and using LPP to certify loans during the period. Certain lenders experience periods of inactivity followed by periods of activity, causing the lender count to fluctuate from period to period.
Key Performance Measures
We review several key performance measures, discussed below, to evaluate business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to our investors and counterparties because such metrics are used to measure and model the performance of companies with recurring revenue streams.

Certified Loans
We refer to “certified loans” as the loans facilitated through LPP during a given period. Additionally, we refer to loans with a one-time upfront program fee payment as “single-pay” loans. For certain loans, the program fee is paid to us over 12 monthly installments and we refer to these loans as “monthly-pay” loans.
Average Program Fee
We define “average program fee” as the total program fee revenue recognized for a period, excluding one-time adjustments, divided by the number of certified loans in that period.
Underwriting Profit
We define “underwriting profit” as the total underwriting profit expected to be received by insurers over the expected life of the insured loans.
Earned Premium
We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $335.0 million and $294.0 million, respectively, for the years ended December 31, 2023 and 2022, respectively.
Recent Developments
On February 15, 2024, we entered into a program management agreement with Core Specialty, who will provide auto loan default insurance policies for LPP certified loans, from which we expect to earn profit share revenue and claims administration fees.
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
Growth in the Number of Financial Institutions
The growth trend in active automotive lenders using LPP is a critical factor directly affecting revenue and financial results as it influences the number of loans funded on LPP. Growth in our active automotive lender relationships will depend on our ability to retain existing, and add new, automotive lenders.
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
Industry Trends and General Economic Conditions
Our results of operations have been and may continue to be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending, consumer demand for automotive financing and our lender customer’s liquidity. As general economic conditions improve or deteriorate, the amount of disposable income consumers have tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to enter into loans to finance purchases and consumers’ ability to afford financial obligations. Specific economic factors such as inflation, fluctuating interest rates, changes in monetary and related policies, market volatility, supply chain disruptions, consumer confidence and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.
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
Concentration
Our largest insurance partner accounted for 30% of our total revenue during the year ended December 31, 2023. Our largest insurance partners accounted for 34%, 11% and 10%, respectively, of our total revenue during the year ended December 31, 2022.
There were no lender customers who accounted for more than 10% of our total revenue during the years ended December 31, 2023 and 2022.
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
Our revenue is generated through three streams: (i) program fees paid to us by automotive lenders, (ii) profit share paid to us by insurance partners, and (iii) claims administration service fees paid to us by insurance partners.
Program fees. Program fees are paid by automotive lenders for the use of LPP, which provides loan analytics solutions and automated issuance of credit default insurance with third-party insurance providers. These fees are based on a percentage of each certified loan’s original principal balance and recognized as revenue upfront upon certification of the loan by the lending institution. The fee percentage rate varies based on the agreement with each lender. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts for certain lenders. Fees are typically capped at $600 per loan or calculated as a percentage of the funded loan amount. For monthly-pay loans, the fee paid by the lender is typically 3% of the initial amount of the loan and is not capped.
Profit share. Profit share represents our participation in the underwriting profit of third-party insurance partners who provide automotive lenders with credit default insurance on loans those lenders make using LPP. We receive a percentage of the aggregate monthly insurance underwriting profit. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including reserves for incurred, but not reported losses), with losses accrued and carried forward to future profit share calculations.

Claims administration service fees. Claims administration service fees are paid to us by third-party insurance carrier partners for credit default insurance claims adjudication services performed by our subsidiary, IAS, on its insured servicing portfolio. The administration fee is equal to 3% of the monthly insurance earned premium for as long as the LPP certified loan remains outstanding.
Cost of Services and Operating Expenses
Cost of services. Cost of services primarily consists of fees paid to third party partners for lead-generation efforts, compensation and benefits relating to employees engaged in automotive lender customer service, product support and claims administration activities, fees paid for actuarial services related to the development of the monthly premium program, fees for integration with the loan origination system of automotive lenders and fees paid to credit bureaus and data service providers for credit applicant data. In the near term, we generally expect cost of services to remain constant as a percentage of our program fee revenue.
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
Research and development expenses. Research and development expenses primarily consist of employee compensation and benefits for employees engaged in ongoing research and development of our software technology platform. We generally expect our research and development costs to increase in the near term as we continue to invest in new and existing products and services.
Other Income (Expense)
Interest expense. Interest expense primarily includes interest payments and the amortization of deferred financing costs in connection with the issuance of our debt.
Interest income. Interest income primarily includes interest earned on money market funds and U.S. Treasury securities.

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	% Change
	($ in thousands)
Revenue
Program fees	$64,092	$80,611	(20)%
Profit share	43,301	90,056	(52)%
Claims administration and other service fees	10,067	8,927	13%
Total revenue	117,460	179,594	(35)%
Cost of services	22,282	19,968	12%
Gross profit	95,178	159,626	(40)%
Operating expenses
General and administrative	43,043	35,950	20%
Selling and marketing	17,485	17,856	(2)%
Research and development	5,575	8,205	(32)%
Total operating expenses	66,103	62,011	7%
Operating income	29,075	97,615	(70)%
Interest expense	(10,661)	(5,832)	83%
Interest income	10,335	1,995	418%
Other expense, net	109	(238)	(146)%
Income before income taxes	28,858	93,540	(69)%
Income tax expense	6,788	26,920	(75)%
Net income	$22,070	$66,620	(67)%

Key Performance Measures
The following table sets forth key performance measures for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	% Change
Certified loans	122,984	165,211	(26)%
Single-pay	106,767	144,959	(26)%
Monthly-pay	16,217	20,252	(20)%
Average program fees (1)	$527	$488	8%
Single-pay	$492	$450	9%
Monthly-pay (1)	$825	$772	7%
(1) Excludes one-time adjustment for $0.6 million for the year ended December 31, 2023.

Comparison of Year Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	2022
	($ in thousands)
Program Fees	$64,092	$80,611

Profit share
New certified loan originations	66,113	95,733
Change in estimated revenues	(22,812)	(5,677)
Total profit share	43,301	90,056

Claims administration and other service fees	10,067	8,927
Total revenue	$117,460	$179,594
Total revenue decreased by $62.1 million, or 35%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, driven by a $16.5 million and $46.8 million decrease in program fees revenue and profit share revenue, respectively, which was partially offset by increased claims administration fee revenues of $1.1 million as compared to the year ended December 31, 2022.
Program fees revenue decreased $16.5 million, or 20%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This decrease in program fees revenue was driven by a 26% decrease in certified loan volume, partially offset by an 8% increase in unit economics per certified loan, as compared to the year ended December 31, 2022.
Profit share revenue decreased by $46.8 million, or 52%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. During the year ended December 31, 2023, we recorded $66.1 million in anticipated profit share associated with 122,984 certified loans for an average of $538 per loan, as compared to $95.7 million in anticipated profit share associated with 165,211 certified loans for an average of $579 per loan during the year ended December 31, 2022.
In addition, during the year ended December 31, 2023, we recorded a reduction of $22.8 million in estimated profit share revenues related to business in historic vintages primarily as a result of higher than anticipated loan default rates and prepayment rates, partially offset by lower than anticipated severity of losses. During the year ended December 31, 2022, we recorded a reduction of $5.7 million in estimated profit share revenues related to business in historic vintages primarily as a result of higher than anticipated prepayment rates, partially offset by lower loan default rates and severity of losses.
Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ annual earned premium, increased $1.1 million, or 13%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, due to a 14% increase in total earned premiums.
Cost of Services, Gross Profit and Gross Margin

	Year Ended December 31,
	2023	2022
	($ in thousands)
Revenue	$117,460	$179,594
Cost of services	22,282	19,968
Gross profit	$95,178	$159,626
Gross margin	81%	89%

Cost of services increased $2.3 million, or 12% during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to higher employee compensation and benefit costs associated with our focus on product support and the growth of our claims administration team.
Gross profit decreased by $64.4 million, or 40%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily driven by decreases in program fees and profit share revenues and an increase in cost of services, as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Year Ended December 31,
	2023	2022
	($ in thousands)
Gross profit	95,178	159,626
Operating expenses
General and administrative	43,043	35,950
Selling and marketing	17,485	17,856
Research and development	5,575	8,205
	$66,103	$62,011
Operating income	$29,075	$97,615
Revenue	$117,460	$179,594
Operating margin	25%	54%
General and administrative expenses increased by $7.1 million, or 20%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily driven by higher corporate employee compensation and benefit costs of $5.5 million.
Selling and marketing expenses decreased by $0.4 million, or 2%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily driven by a $1.5 million decrease in employee compensation and benefits partially offset by a $1.2 million increase in marketing expenses, mostly associated with event costs, media relations and branding.
Research and development expenses decreased by $2.6 million, or 32%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to increased focus on product support and the development of internal use software.
Operating income for the year ended December 31, 2023, decreased by $68.5 million, or 70%, as compared to the year ended December 31, 2022, primarily driven by decreases in total revenues as well as changes in cost of services and operating expenses, as discussed above.
Interest Expense
Interest expense increased $4.8 million, or 83%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Interest expense increased as a result of higher borrowing costs during 2023.
Interest Income
During the year ended December 31, 2023, interest income increased $8.3 million compared to the year ended December 31, 2022 primarily due to interest earned on U.S Treasury securities.
Income Taxes
During the years ended December 31, 2023 and 2022, we recognized income tax expense of $6.8 million and $26.9 million, respectively. The effective tax rate for the year ended December 31, 2023 was 23.5%, as compared to an effective tax rate of 28.8% for the year ended December 31, 2022. Income tax expense decreased $20.1 million, or 75% during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily as a result of a decrease in income before income taxes. Refer to Note 11 – Income Taxes for further discussion.

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
The following table provides a summary of cash flow data:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$82,658	$107,431
Net cash used in investing activities	$(2,178)	$(624)
Net cash used in financing activities	$(42,330)	$(17,797)
Cash Flows from Operating Activities
Our cash flows provided by operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the adjustments in the operating activities in the Statement of Cash Flows:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Net income	$22,070	$66,620
Non-cash adjustments	6,729	7,742
Change in contract assets	46,116	37,527
Change in other assets and liabilities	7,743	(4,458)
Net cash provided by operating activities	$82,658	$107,431

Net cash provided by operating activities decreased by $24.8 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was primarily attributable to decreased cash collections of $53.2 million related to program fees, profit share and claims administration service fee revenues, a $6.8 million increase in interest payments and a $1.8 million increase in cash payments related to cost of services and operating expense. This decrease in cash was partially offset by a $27.0 million reduction in income tax payments and an $8.3 million increase in interest income received during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Cash Flows from Investing Activities
For the years ended December 31, 2023 and 2022, net cash used in investing activities was $2.2 million and $0.6 million, respectively. For the years ended December 31, 2023 and 2022, the investments primarily related to software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in financing activities primarily consist of share repurchases, and payments of debt and deferred financing costs.
For the year ended December 31, 2023, net cash used in financing activities was $42.3 million and is primarily related to the repurchase of 5,233,065 shares of our common stock held in treasury stock for a total of $37.3 million, excluding excise tax.
For the year ended December 31, 2022, net cash used in financing activities was $17.8 million. The cash inflow of $150.0 million relates to proceeds from our Term Loan due 2027, which paid off our existing debt as of that date, less $1.0 million in deferred financing costs associated with the loan. Debt principal payments were $123.6 million, primarily related to payment in full of the Term Loan due 2026. In addition, we paid off all amounts outstanding under the Company’s prior revolving credit facility totaling $25.0 million and repurchased 2,643,306 shares of our common stock held in treasury stock for a total of $18.0 million.
Debt
As of December 31, 2023, we had no amounts outstanding under our Revolving Credit Facility and $145.3 million outstanding under our Term Loan due 2027.
Share Repurchase Program
On November 17, 2022, the Board of Directors authorized the Share Repurchase Program allowing the Company to repurchase up to $75.0 million of the Company’s outstanding common stock until November 17, 2023. On October 26, 2023, the Board of Directors extended the expiration date of the Share Repurchase Program to March 31, 2024. Repurchases may be made at management’s discretion from time to time on the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time. Pursuant to the Share Repurchase Program, the Company repurchased 5,233,065 shares at an average price of $7.13 for a total of $37.3 million, excluding excise tax, during the year ended December 31, 2023 and 2,643,306 shares at an average price of $6.82 for a total of $18.0 million during the year ended December 31, 2022, leaving $19.6 million available under our current Share Repurchase Program as of December 31, 2023. These shares were recorded to treasury stock at cost in the Consolidated Balance Sheets, which includes $0.3 million of excise tax expected to be paid in April 2024. This excise tax payable is included within Accrued expenses in the Consolidated Balance Sheets.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by management to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe this measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. This measure further provides useful analysis of period-to-period comparisons of our business, as it excludes the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income, excluding interest expense, income taxes, depreciation and amortization expense of fixed assets, share-based compensation expense, gain on extinguishment of the TRA, and loss on extinguishment of debt. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.

The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Net income	$22,070	$66,620
Non-GAAP adjustments:
Interest expense	10,661	5,832
Income tax expense	6,788	26,920
Depreciation and amortization of fixed assets	1,159	915
Share-based compensation	9,492	5,449
Total adjustments	28,100	39,116
Adjusted EBITDA	$50,170	$105,736
Total revenue	$117,460	$179,594
Adjusted EBITDA margin	43%	59%
For the year ended December 31, 2023, Adjusted EBITDA decreased by $55.6 million, or 53%, as compared to year ended December 31, 2022. The decrease in Adjusted EBITDA during the year ended December 31, 2023 reflects the decrease in operating income primarily driven by the decrease in estimated future revenues on historic vintages and increased operating expenses.
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, income from operations and net income, as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Profit Share Revenue Recognition
We recognize revenue in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Application of ASC 606 requires us to make judgments and estimates related to the classification, measurement and recognition of revenue. Our revenue primarily consists of program fees derived from contracts with lending institutions, profit share and claims administration service fees from contracts with insurance carriers and is recognized when the contractual performance obligation is satisfied.
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
We evaluate our forecast assumptions for prepayment rate, loan default rate and default severity of loss by performing a sensitivity analysis calculating the impact on profit share revenue of a hypothetical 10% increase and decrease in each assumption. The below table summarizes the results of the sensitivity analysis as of December 31, 2023:

	Prepayment rate		Loan default rate		Default severity of loss
Assumption change	10%	(10)%	10%	(10)%	10%	(10)%
Impact on revenue	(3)%	3%	(7)%	8%	(7)%	7%
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
The calculation of income taxes involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we are required to develop estimates of the anticipated timing of the reversal of existing deferred tax liabilities, as well as estimates of future taxable income in some instances. Judgment is inherent in this process and differences between the estimated and actual amounts could result in a material impact on our consolidated financial statements.
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

Contractual Obligations
As of December 31, 2023, our estimated future obligations include both current and long-term obligations. For our debt described in Note 4—Debt, we have a current obligation of $4.7 million and a long-term obligation of $140.6 million. Under our operating lease described in Note 9—Commitments and Contingencies, we have a current obligation of $0.6 million and a long-term obligation of $3.5 million.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our operations include activities in the U.S. These operations expose us to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes toward financing a vehicle purchase. We monitor and manage these financial exposures as an integral part of our overall risk management program.
Market Risk
In the normal course of business, we are exposed to market risk and have established policies designed to protect against the adverse effects of this exposure. We are exposed to risks associated with general economic conditions and the impact of the economic environment on consumer spending levels, the willingness of consumers to enter into loans to finance purchases and consumers’ ability to afford financial obligations. Consumer spending and borrowing patterns related to auto purchases are influenced by economic factors such as unemployment rates, inflation, fluctuating interest rates, changes in monetary and related policies, market volatility, and overall consumer confidence. We also face risk from competition to acquire, maintain and develop new relationships with automotive lenders, as well as competition from a wide variety of automotive lenders who are (or are affiliated) with financial institutions and have capacity to hold loans on their balance sheets.
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
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and U.S. Treasury securities. Our Term Loan due 2027 also exposes us to changes in short-term interest rates since interest rates on the underlying obligations are variable.
As of December 31, 2023, we had $145.3 million outstanding under the Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2023. Borrowings under our Credit Agreement bear interest at a rate equal to the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (“Adjusted SOFR”) plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.15% to 0.225% per annum on the average daily unused portion of the Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

Item 8.     Financial Statements and Supplementary Data.
Our consolidated financial statements and supplementary data are included in this Annual Report beginning on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, regardless of how well they were designed and are operating, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
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
Item 9B. Other Information.
Insider Trading Arrangements
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports” and “Board Matters” in the 2024 Proxy Statement.
Item 11. Executive Compensation.

The information required by this item is set forth under the captions “Executive Compensation” in the 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the caption “Certain Relationships and Related Person Transactions” in the 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement.

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

10.2
Credit Agreement, dated as of March 19, 2021, by and among Open Lending Corporation, the Administrative Agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed March 25, 2021).

10.3
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

10.4	2020 Stock Option and Incentive Plan. (Incorporated by reference to Annex E of Nebula Acquisition Corp.’s Registration Statement on Form S-4 (Reg. No. 333-237264), filed with the SEC on May 20, 2020).

10.5	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.6	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.7
Employment Agreement by and between the Company and Keith A. Jezek, dated October 6, 2022 (incorporated by reference to Exhibit 10.1 to the Open Lending Corporation’s Current Report on Form 8-K filed October 6, 2022).

10.8
Employment Agreement by and between the Company and Charles D. Jehl, dated August 28, 2020 (incorporated by reference to Exhibit 10.3 to Open Lending Corporation’s Current Report on Form 8-K filed August 31, 2020).

10.9
First Amendment to Employment Agreement by and between the Company and Charles D. Jehl, dated November 5, 2020 (incorporated by reference to Exhibit 10.3 to Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020).

10.10
Transition Services Agreement by and between the Company and John J. Flynn, dated October 6, 2022 (incorporated by reference to Exhibit 10.2 to Open Lending Corporation’s Current Report on Form 8-K filed October 6, 2022).

10.11
First Amendment to Transition Services Agreement by and between the Company and John J. Flynn, dated July 27, 2023 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed August 2, 2023).

10.12
Advisory and Consulting Services Agreement by and between the Company and Ross M. Jessup, dated October 17, 2022 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed October 18, 2022).

10.13
First Amendment to Advisory and Consulting Services Agreement by and between the Company and Ross M. Jessup, dated April 7, 2023 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed April 12, 2023).

10.14	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020).

10.15*	Second Amended and Restated Non-Employee Director Compensation Policy.

10.16 ∅ ∅∅
Producer Agreement dated as of June 24, 2021, as amended, by and between American National Lloyds Insurance Company, ANPAC Louisiana Insurance Company, American National Property And Casualty Company and Lenders Protection LLC (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Quarterly Report on Form 10-Q filed August 12, 2021).

10.17 ∅ ∅∅
Program Management Agreement dated May 2, 2022, by and between Arch Specialty Insurance Company and Lenders Protection, LLC (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Quarterly Report on Form 10-Q filed August 5, 2022).

21.1*	List of Significant Subsidiaries.

23.1*	Consent of Ernst & Young, LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

97.1*	Open Lending Corporation Clawback Policy.

101*	The following materials from Open Lending Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

OPEN LENDING CORPORATION
/s/ Charles D. Jehl
Charles D. Jehl
February 28, 2024	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith A. Jezek	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Keith A. Jezek

/s/ Charles D. Jehl	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2024
Charles D. Jehl

/s/ Jessica Buss	Director	February 28, 2024
Jessica Buss

/s/ Adam H. Clammer	Director	February 28, 2024
Adam H. Clammer

/s/ Eric A. Feldstein	Director	February 28, 2024
Eric A. Feldstein

/s/ John J. Flynn	Director	February 28, 2024
John J. Flynn

/s/ Blair J. Greenberg	Director	February 28, 2024
Blair J. Greenberg

/s/ Thomas K. Hegge	Director	February 28, 2024
Thomas K. Hegge

/s/ Shubhi S. Rao	Director	February 28, 2024
Shubhi S. Rao

/s/ Gene Yoon	Director	February 28, 2024
Gene Yoon

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Open Lending Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Open Lending Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

Profit Share Revenue Recognition
Description of the matter
As described in Note 2 to the consolidated financial statements, management uses forecasts of loan-level earned premiums and insurance claim payments to estimate profit share revenue expected to be received from third-party insurance providers over the life of each loan. Forecasts are driven by management’s projections of prepayment rate, loan default rate and severity of loss. These assumptions are based on the historical performance of the active loan portfolio, prevailing default and prepayment trends, and macroeconomic projections.

Auditing management’s estimate of profit share revenue is complex because the recognition involves significant management judgment about expected future consideration to be received from third-party insurance providers over the life of each loan. The significant assumptions used in the estimated variable consideration reflects management’s estimate of future prepayment rates, loan default rates and severity of loss. Changes in those assumptions can have a significant effect on total profit share revenue recognized.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to estimate the variable consideration recognized as profit share revenue. For example, we tested controls over management’s review of the variable consideration significant assumptions and the historical data utilized in the estimate for future prepayment rates, loan default rates and severity of loss.

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

February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Open Lending Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Open Lending Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Open Lending Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas
February 28, 2024

OPEN LENDING CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$240,206	$204,450
Restricted cash	6,463	4,069
Accounts receivable, net	4,616	5,721
Current contract assets, net	28,704	54,429
Income tax receivable	7,035	9,714
Other current assets	2,852	2,361
Total current assets	289,876	280,744
Fixed assets, net	3,913	2,573
Operating lease right-of-use asset, net	3,990	4,610
Contract assets	610	21,001
Deferred tax asset, net	70,113	65,128
Other assets	5,535	5,575
Total assets	$374,037	$379,631
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$375	$288
Accrued expenses	8,131	6,388
Current portion of debt	4,688	3,750
Third-party claims administration liability	6,464	4,055
Other current liabilities	932	626
Total current liabilities	20,590	15,107
Long-term debt, net of deferred financing costs	139,357	143,683
Operating lease liabilities	3,450	4,082
Other liabilities	5,060	3,935
Total liabilities	168,457	166,807
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	$—	$—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 118,819,795 shares outstanding as of December 31, 2023 and 128,198,185 shares issued and 123,646,059 shares outstanding as of December 31, 2022	1,282	1,282
Additional paid-in capital	502,032	499,625
Accumulated deficit	(193,749)	(215,819)
Treasury stock at cost, 9,378,390 shares at December 31, 2023 and 4,552,126 at December 31, 2022	(103,985)	(72,264)
Total stockholders’ equity	205,580	212,824
Total liabilities and stockholders’ equity	$374,037	$379,631
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2023	2022	2021
Revenue
Program fees	$64,092	$80,611	$75,630
Profit share	43,301	90,056	133,215
Claims administration and other service fees	10,067	8,927	6,810
Total revenue	117,460	179,594	215,655
Cost of services	22,282	19,968	18,621
Gross profit	95,178	159,626	197,034
Operating expenses
General and administrative	43,043	35,950	30,393
Selling and marketing	17,485	17,856	12,000
Research and development	5,575	8,205	4,352
Total operating expenses	66,103	62,011	46,745
Operating income	29,075	97,615	150,289
Interest expense	(10,661)	(5,832)	(5,859)
Interest income	10,335	1,995	213
Gain on extinguishment of tax receivable agreement	—	—	55,422
Loss on extinguishment of debt	—	—	(8,778)
Other expense, net	109	(238)	(119)
Income before income taxes	28,858	93,540	191,168
Income tax expense	6,788	26,920	45,086
Net income	$22,070	$66,620	$146,082
Net income per common share
Basic	$0.18	$0.53	$1.16
Diluted	$0.18	$0.53	$1.16
Weighted average common shares outstanding
Basic	120,826,644	126,108,329	126,354,597
Diluted	121,474,880	126,261,614	126,390,435
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for number of shares and units)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2020	128,198,185	$1,282	$491,246	$(428,406)	(1,395,089)	$(37,500)	$26,622
ASC 326 transition adjustment	—	—	—	(115)	—	—	(115)
Change in deferred tax asset	—	—	2,836	—	—	—	2,836
Share-based compensation	—	—	3,815	—	—	—	3,815
Shares repurchased	—	—	—	—	(612,745)	(20,000)	(20,000)
Restricted stock units issued, net of shares withheld for taxes	—	—	(914)	—	22,525	656	(258)
Net income	—	—	—	146,082	—	—	146,082
Balance as of December 31, 2021	128,198,185	$1,282	$496,983	$(282,439)	(1,985,309)	$(56,844)	$158,982
Share-based compensation	—	—	5,449	—	—	—	5,449
Shares repurchased	—	—	—	—	(2,643,306)	(18,018)	(18,018)
Restricted stock units issued, net of shares withheld for taxes	—	—	(2,807)	—	76,489	2,598	(209)
Net income	—	—	—	66,620	—	—	66,620
Balance as of December 31, 2022	128,198,185	$1,282	$499,625	$(215,819)	(4,552,126)	$(72,264)	$212,824
Share-based compensation	—	—	9,580	—	—	—	9,580
Shares repurchased	—	—	—	—	(5,233,065)	(37,695)	(37,695)
Restricted stock units issued, net of shares withheld for taxes	—	—	(7,173)	—	406,801	5,974	(1,199)
Net income	—	—	—	22,070	—	—	22,070
Balance as of December 31, 2023	128,198,185	$1,282	$502,032	$(193,749)	(9,378,390)	$(103,985)	$205,580
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$22,070	$66,620	$146,082
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	9,492	5,449	3,815
Depreciation and amortization of fixed assets	1,159	915	525
Amortization of debt issuance costs	428	424	597
Non-cash operating lease cost	620	579	544
Gain on extinguishment of tax receivable agreement	—	—	(55,422)
Loss on extinguishment of debt	—	—	8,778
Deferred income taxes	(4,985)	375	20,055
Other	15	—	—
Changes in assets & liabilities:
Accounts receivable, net	1,105	804	(2,181)
Contract assets, net	46,116	37,527	(23,763)
Other current and non-current assets	(507)	(2,685)	(1,120)
Accounts payable	86	(996)	(2,157)
Accrued expenses	1,183	2,405	693
Income tax receivable, net	2,699	(8,369)	(450)
Operating lease liabilities	(561)	(495)	(364)
Third-party claims administration liability	2,409	1,005	459
Other current and non-current liabilities	1,329	3,873	(935)
Net cash provided by operating activities	82,658	107,431	95,156
Cash flows from investing activities
Purchase of property and equipment	(123)	(238)	(111)
Capitalized software development costs	(2,055)	(386)	(1,876)
Net cash used in investing activities	(2,178)	(624)	(1,987)
Cash flows from financing activities
Proceeds from term loans	—	150,000	125,000
Proceeds from revolving facility	—	—	50,000
Payments on term loans	(3,750)	(123,594)	(169,191)
Payments on revolving facility	—	(25,000)	(25,000)
Payment of deferred financing cost	—	(976)	(1,669)
Shares repurchased	(37,322)	(18,018)	(20,000)
Shares withheld for taxes related to restricted stock units	(1,258)	(209)	—
Settlement of tax receivable agreement	—	—	(36,948)
Net cash used in financing activities	(42,330)	(17,797)	(77,808)
Net change in cash and cash equivalents and restricted cash	38,150	89,010	15,361
Cash and cash equivalents and restricted cash at the beginning of the period	208,519	119,509	104,148
Cash and cash equivalents and restricted cash at the end of the period	$246,669	$208,519	$119,509
Supplemental disclosure of cash flow information:
Interest paid	$10,313	$3,520	$5,243
Income tax paid, net	$9,075	$36,112	$25,280
Non-cash investing and financing:
Fixed assets accrued but not paid	$—	$—	$24
Share-based compensation for capitalized software development	$88	$—	$—
Capitalized software development costs accrued but not paid	$248	$—	$—
Accrued excise tax associated with share repurchases	$314	$—	$—
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
Nebula Acquisition Corporation (“Nebula”), our predecessor, was originally incorporated in Delaware on October 2, 2017 as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 10, 2020 (the “Closing Date”), Nebula completed a business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement by and among Nebula, Open Lending, LLC, and the other parties named therein (the “Business Combination Agreement”).
Unless the context otherwise requires, “we,” “us,” “our,” “Open Lending,” and the “Company” refers to Open Lending Corporation, the combined company and its subsidiaries following the Business Combination. “Open Lending, LLC” and “Nebula” refer to Open Lending, LLC and Nebula Acquisition Corporation, respectively, prior to the Closing Date.
The Company has evaluated how it is organized and managed and has identified one operating segment. All of the Company’s operations and assets are in the U.S., and all of its revenues are attributable to U.S. customers.

Note 2—Summary of Significant Accounting and Reporting Policies
a)Basis of presentation and consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of the Company and all its subsidiaries that are directly or indirectly owned or controlled by the Company. All intercompany transactions and balances have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to the Company’s presentation of its consolidated financial statements as of and for the year ended December 31, 2023. Such reclassifications had no effect on the Company’s previously reported net income, earnings per share, cash flow or accumulated deficit.
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

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
e)Restricted cash
Restricted cash relates to deposits held in a financial institution for the processing of automated clearing house transactions and funds held by the Company on behalf of the insurance carriers, delegated for the use of insurance claim payments. Restricted cash is deposited in commercial analysis accounts at one financial institution. As a third-party administrator of insurance claims and refund adjudication, the Company collects funds from insurance partners which are intended to be used to settle insurance claims and process funds on behalf of the insurance partners. The balance of these funds held on behalf of insurance partners was $6.5 million and $4.1 million as of December 31, 2023 and 2022 respectively, with an offsetting liability included in Third-party claims administration liability on the Consolidated Balance Sheets.
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
g)Contract assets
Contract assets for program fees are increased by recognized and unbilled program fee revenues related to monthly-pay arrangements. Once the monthly-pay arrangement’s program fees for the current month are due, they are reclassified from contract assets and recognized as accounts receivable. Contract assets for profit share and claims administration fees (“TPA fees”) are increased for recognized profit share and TPA fees revenue and are decreased by payments received from insurance carriers within 60 days after month end. These payments are reported in net cash provided by operating activities within the consolidated statement of cash flows. Refer to Note 3—Contract Assets for additional information.
h)Allowance for current expected credit losses (“CECL”)
The Company maintains a CECL allowance on its accounts receivable and contract assets. The allowance represents an estimate based primarily on market implied lifetime probabilities of default and loss severities for assets with similar risk characteristics. As these inputs are derived from market observations, they inherently include forward-looking expectations about macro-economic conditions. The allowance is evaluated quarterly by the Company for adequacy by taking into consideration factors such as reasonableness of the market implied loss statistics, historical lifetime loss data, and credit quality of the customer base. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of its contract asset could be further adjusted. The Company does not have any material accounts receivable or contract asset receivable balances that are past due and has not written off any balances in its portfolio for the periods presented. The allowance for expected credit losses on accounts receivable and contract assets receivable, in the aggregate, was less than $0.1 million as of December 31, 2023 and 2022.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

i)Fixed Assets
The Company’s fixed assets primarily consists of software developed for internal use, furniture, fixtures and equipment used in the normal course of business, and leasehold improvements. Fixed assets are recorded at cost, less accumulated depreciation, amortization and impairment losses, if any. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the useful life of the respective asset are expensed as incurred.
Costs related to internally developed software are capitalized when preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Salaries and compensation costs for employees and fees paid to third-party consultants who are directly involved in development efforts and costs incurred for upgrades and enhancements that result in additional functionality of the software are capitalized as fixed assets on the Consolidated Balance Sheets. Related training and maintenance costs are expensed as incurred. Amortization of internal-use software begins when the software is ready for its intended use and is amortized over three years, the period for which the software is expected to contribute to future cash flows.
Depreciation and amortization expense is calculated using the straight-line method based on the estimated useful lives of the fixed assets, which ranges from three to eight years. Depreciation and amortization expense was $1.2 million, $0.9 million and $0.8 million for the years ended December 31, 2023, 2022 and 2021, respectively and is recognized within General and administrative in the Consolidated Statements of Operations.
Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.
The Company’s fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the amount recorded may not be recoverable, and if not deemed recoverable based on the assets’ expected undiscounted cash flows, an impairment loss is recognized to the extent that the carrying amount exceeds the fair value.
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

•    Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
l)Revenue recognition
The Company’s revenue is generated through three streams: (i) program fees paid to the Company by automotive lenders, (ii) profit share paid to the Company by insurance partners and (iii) claims administration service fees paid to the Company by insurance partners. The Company disaggregates revenues by revenue source (i.e., program fees, profit share and claims administration and other service fees), and the level of disaggregation is presented in the Consolidated Statements of Operations.
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

n)Advertising Costs
Advertising costs are typically expensed as incurred and are included in Selling and marketing in the accompanying Consolidated Statements of Operations. These costs were $1.1 million during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, such costs were minimal.
o)Deferred financing costs
Deferred financing costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense in accordance with the related debt agreement. Deferred financing costs related to the Term Loan due 2027 (as defined hereinafter) are included as a reduction within Long-term debt, net of deferred financing costs in the accompanying Consolidated Balance Sheets. Deferred financing costs related to the Revolving Credit Facility are included in Other assets on the accompanying Consolidated Balance Sheets.
p)Share-based compensation
The Company uses the grant date fair value of time-based restricted stock units (“RSUs”). The Company uses the grant date fair value for performance-based restricted stock units (“PSUs”) and utilizes the Monte Carlo simulation for PSUs with performance and market conditions. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. This model requires the use of input assumptions, including expected volatility, expected life, expected dividend yield, and expected risk-free rate of return. The expected life of the awards is estimated using the “Simplified Method”, which utilizes the midpoint between the vesting date and the end of the contractual term. The Company uses the Simplified Method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of awards. The expected volatility is based on the average of implied and observed historical volatility of comparable companies since the Company does not have enough history as a public company. Changes in these assumptions can materially affect the fair value estimate of the awards.
The Company recognizes compensation expense for unvested awards in the Consolidated Statements of Operations and, net of actual forfeitures in the period they occur, on a straight-line basis over the requisite service or performance period. Certain PSUs are evaluated on a quarterly basis for probability of meeting performance metrics and any adjustments to share-based compensation expense are then made in the quarter of evaluation. For PSUs, the Company must also make assumptions regarding the likelihood of achieving performance metrics. If actual results differ significantly from these estimates, share-based compensation expense and the Company’s results of operations could be materially affected.
The Company expects to issue shares from treasury stock when stock options are exercised or when RSUs and PSUs vest.
q)Treasury stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.
r)Net income per share
The Company’s basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net income per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. Diluted net income per share is the same as basic net income per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive.
s)Concentrations of revenue and credit risks
The Company’s largest insurance carrier partner accounted for 30% of the Company’s total revenue during the year ended December 31, 2023. The Company’s largest insurance carrier partners accounted for 34%, 11% and 10%, respectively, of the Company’s total revenue during the year ended December 31, 2022.
There were no lender customers who accounted for 10% or more of the Company’s total revenue during the years ended December 31, 2023, 2022 and 2021.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Financial instruments that potentially subject the Company to credit risk consist of Cash and cash equivalents, Restricted cash, Accounts receivable, net and contract assets to the extent of the amounts recorded on the balance sheets.
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
As of December 31, 2023, the Company had one customer that represented at least 10% of the Company’s accounts receivable. As of December 31, 2022, the Company had no customers that represented at least 10% of the Company’s accounts receivable.
t)Recently issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires additional disclosure related to rate reconciliation, income taxes paid, and other disclosures to improve the effectiveness of income tax disclosures. The ASU is effective for annual periods beginning after December 15, 2024, and applied on a prospective basis. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
u)    Recently adopted new accounting standards
There were no new standards adopted by the Company during the year ended December 31, 2023.
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
For performance obligations satisfied in previous periods, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts contract assets accordingly. During the years ended December 31, 2023 and 2022, contract asset adjustments attributable to profit share revenue forecast adjustments resulted in a reduction of $22.8 million and a reduction of $5.7 million, respectively.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	TPA Fee	Program Fee	Total
	(in thousands)
Ending balance as of December 31, 2021	$105,486	$1,316	$6,154	$112,956
Increase of contract asset due to new business generation	95,733	8,924	80,812	185,469
Adjustment of contract asset due to estimation of revenue from performance obligations satisfied in previous periods	(5,677)	—	—	(5,677)
Receivables transferred from contract assets upon billing the lending institutions	—	—	(79,039)	(79,039)
Payments received from insurance carriers	(129,740)	(8,632)	—	(138,372)
Provision for expected credit losses	87	1	5	93
Ending balance as of December 31, 2022	65,889	1,609	7,932	75,430
Increase of contract assets due to new business generation	66,113	10,055	64,245	140,413
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	(22,812)	—	—	(22,812)
Receivables transferred from contract assets upon billing the lending institutions	—	—	(67,440)	(67,440)
Payments received from insurance carriers	(86,383)	(9,942)	—	(96,325)
Provision for expected credit losses	48	(1)	1	48
Ending balance as of December 31, 2023	$22,855	$1,721	$4,738	$29,314
As of December 31, 2023 and 2022, the Company’s contract assets consisted of $28.7 million and $54.4 million, respectively, as the current portion estimated to be received within one year, and $0.6 million and $21.0 million, respectively, in the non-current portion to be received beyond one year.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.
Note 4—Debt
The following table provides a summary of the Company’s debt as of the dates indicated:

	December 31,
	2023	2022
	(in thousands)
Term Loan due 2027	$145,313	$149,063
Revolving Credit Facility	—	—
Less: Unamortized deferred financing costs	(1,268)	(1,630)
Total debt	144,045	147,433
Less: current portion of debt	(4,688)	(3,750)
Total long-term debt, net of deferred financing costs	$139,357	$143,683

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Credit Agreement—Term Loan due 2027, and Revolving Credit Facility
On September 9, 2022, the Company entered into a First Amendment to its existing Credit Agreement (the “First Amendment”) with Wells Fargo Bank, N.A. (“Wells Fargo”), as the administrative agent, and the financial institutions party thereto, as the lenders. The First Amendment provided the Company senior secured credit facilities in an aggregate principal amount of $300.0 million, which (i) established a term loan due 2027 with a principal amount of $150.0 million,(the “Term Loan due 2027”), and (ii) increased the borrowing capacity on the existing revolving credit facility to $150.0 million (the “Revolving Credit Facility”), both scheduled to mature on September 9, 2027 (collectively, the “Credit Agreement”).
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
Borrowings under the Credit Agreement bear interest at a rate equal to either (i) an Alternate Base rate (“ABR”) or (ii) the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (“Adjusted SOFR”) plus a spread that is based upon the Company’s total net leverage ratio. The spread ranges from 0.625% to 1.375% per annum for ABR loans and 1.625% to 2.375% per annum for Adjusted SOFR loans. With respect to the ABR loans, interest will be payable at the end of each calendar quarter. With respect to the Adjusted SOFR loans, interest will be payable at the end of the selected interest period (at least quarterly). Additionally, there is an unused commitment fee payable at the end of each quarter at a rate per annum ranging from 0.15% to 0.225% based on the average daily unused portion of the Revolving Credit Facility and other customary letter of credit fees. Pursuant to the Credit Agreement, the interest rate spread and commitment fees increase or decrease in increments as the Company’s Funded Secured Debt/EBITDA ratio increases or decreases.
As of December 31, 2023, the Term Loan due 2027 and the Revolving Credit Facility were both subject to an Adjusted SOFR rate of 5.477% plus a spread of 1.625% per annum. Commitment fees were accrued at 0.150% under the Revolving Credit Facility’s unused commitment balance of $150.0 million as of December 31, 2023. As of December 31, 2023, the effective interest rate on the Company’s outstanding borrowings was 7.348%.
In connection with the Credit Agreement, the Company incurred aggregate deferred financing costs of $2.6 million, of which (i) $2.1 million was allocated to the related term loans and capitalized as a contra-liability against the principal balance of the term loans, and (ii) $0.5 million was allocated to the Revolving Credit Facility and is included within Other assets on the Consolidated Balance Sheets. These deferred financing costs are amortized as interest expense using the effective interest method over the term of the Credit Agreement. Unamortized deferred financing costs related to the Term Loan due 2027 and the Revolving Credit Facility were $1.3 million and $0.3 million, respectively, as of December 31, 2023.
The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.5:1 for any fiscal quarter ending on or prior to June 30, 2024 and then decreases to 3.0:1 for any fiscal quarter ending after June 30, 2024. The minimum fixed charge coverage ratio is 1.25:1. As of December 31, 2023, the Company was in compliance with all required covenants under the Credit Agreement.
Principal Maturities of Debt
Principal maturities of debt outstanding as of December 31, 2023 are as follows:

(in thousands)
2024	$4,688
2025	7,500
2026	7,500
2027	125,625
Thereafter	—
Total	$145,313

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Note 5—Stockholders’ Equity
On June 11, 2020, the Company’s common stock began trading on the Nasdaq under the symbol “LPRO.” Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company was authorized to issue the following shares and classes of capital stock, each with a par value of $0.01 per share: (i) 550,000,000 shares of common stock and (ii) 10,000,000 shares of preferred stock.
Share Repurchase Program
On November 17, 2022, the Board of Directors authorized the Share Repurchase Program allowing the Company to repurchase up to $75.0 million of the Company’s outstanding common stock until November 17, 2023. On October 26, 2023, the Board of Directors extended the expiration date of the Share Repurchase Program to March 31, 2024. Repurchases may be made at management’s discretion from time to time on the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time. Pursuant to the Share Repurchase Program, the Company repurchased 5,233,065 shares at an average price of $7.13 for a total of $37.3 million, excluding excise tax, during the year ended December 31, 2023. Pursuant to the Share Repurchase Program, the Company repurchased 2,643,306 shares at an average price of $6.82 for a total of $18.0 million during the year ended December 31, 2022. These shares were recorded to Treasury stock at cost in the Consolidated Balance Sheets, which includes $0.3 million of excise tax expected to be paid in April 2024. This excise tax payable is included within Accrued expenses in the Consolidated Balance Sheets. As of December 31, 2023, the Company had $19.6 million available under the Share Repurchase Program.
Common Stock
During the year ended December 31, 2023, the Company repurchased 5,233,065 shares of common stock and issued 406,801 shares of common stock, net of shares withheld for taxes, related to RSUs that vested during 2023.
During the year ended December 31, 2022, the Company repurchased 2,643,306 shares of common stock and issued 76,489 shares of common stock, net of shares withheld for taxes, related to RSUs that vested during 2022.
As a result of these events, the Company’s outstanding common stock was 118,819,795 shares, net of treasury shares, as of December 31, 2023.
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
Note 6—Share-Based Compensation
2020 Stock Option and Incentive Plan (the “2020 Plan”)
The 2020 Plan, approved by Nebula’s stockholders on June 9, 2020, provides for the grant of stock options, stock appreciation rights, restricted stock units and other stock or cash-based awards. The Company initially reserved 9,693,750 shares, approximately 10% the number of shares of its common stock outstanding upon the Closing Date, as the initial limit for the issuance of awards under the 2020 Plan. The 2020 Plan provides that effective January 1, 2021, the number of shares reserved and available for issuance under the plan automatically increases on January 1 of each year by 4% of the outstanding number of shares of the Company’s common stock on December 31 of the immediately preceding year. The total reserved shares are subject to an adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2023, the shares available for issuance under the 2020 Plan were 21 million shares, which includes the 4% annual increase in 2023 less RSUs, PSUs and stock options granted under the 2020 Plan.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Share-based compensation expense recorded for each type of award is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Time-based restricted stock units	$8,010	$5,458	$1,934
Performance-based restricted stock units	965	(727)	1,122
Stock options	517	718	759
Total share-based compensation expense	$9,492	$5,449	$3,815
During the years ended December 31, 2023, 2022 and 2021, share-based compensation expense was allocated to cost of services, general and administrative, selling and marketing, and research and development, generally based on the functional responsibilities of the awarded unitholders in the accompanying Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
General and administrative	$7,565	$4,028	$3,102
Selling and marketing	858	687	366
Research and development	385	395	217
Cost of services	684	339	130
Total	$9,492	$5,449	$3,815
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
The following table summarizes the RSU activity for the year end December 31, 2023:

	Time-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date
Outstanding as of December 31, 2022	2,023,383	$11.52
Granted	1,615,305	6.85
Vested	(588,586)	13.26
Forfeited	(229,568)	8.04
Outstanding as of December 31, 2023	2,820,534	$8.77
The total fair value of the RSUs that vested during the years ended December 31, 2023 and 2022 was $4.2 million and $0.9 million, respectively.
Performance-Based Restricted Stock Units
During 2021 and 2022, PSUs were granted with a three-year performance period. The terms and conditions of the PSUs allow for vesting of the awards ranging between forfeiture and 100% of target. PSUs represent the right to receive shares of common stock at the end of the vesting period in an amount equal to the number of PSUs that

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

vest. PSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the lapse of the restriction.
The Company evaluates the probability of achieving performance goals on a quarterly basis for these awards and recognizes share-based compensation to the extent achievement of performance goals is considered probable. During the year ended December 31, 2022, the Company determined certain performance goals were improbable of being achieved and recorded a reduction to its share-based compensation expense of approximately $1.0 million, which represented a change in estimate related to share-based compensation expense reported in prior periods.
During the year ended December 31, 2023, PSUs were granted with a three-year performance period. The terms and conditions of the PSUs allow for vesting of the awards ranging between forfeiture and 200% of target. The vesting level is calculated based on the total stockholder return achieved during the performance period compared to the total stockholder return of a predetermined peer group. The fair value of the PSUs was determined using a Monte Carlo simulation and will be recognized over the requisite service period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatility in the model was estimated using were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.
The Company used the following assumptions to estimate the fair value of PSUs granted during the periods indicated:

Year ended December 31, 2023
Risk-free interest rate	5%
Volatility	63%
The following table summarizes the PSU activity for the year ended December 31, 2023:

	Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date
Unvested as of December 31, 2022	159,965	$23.35
Granted	281,425	14.80
Outstanding as of December 31, 2023	441,390	$17.90
Stock Options
The Company’s outstanding stock options vest, subject to the continued employment of the grantees, in equal annual installments over four years following the grant date. The contractual term for the exercisability of the stock options is ten years from the grant date. The following table summarizes the stock option activity for the year ended December 31, 2023:

	Stock Options
	Number of Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding as of December 31, 2022	172,461	$33.56	7.44
Expired	(20,244)	33.56
Forfeited	(12,168)	33.56
Outstanding as of December 31, 2023	140,049	$33.56	6.81
Vested and expected to vest at December 31, 2023	140,049	$33.56	6.81
Exercisable at December 31, 2023	106,012	$33.56	6.75
The Company’s stock options had no intrinsic value as of December 31, 2023 and 2022.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The Company estimated the fair value of each stock option on the date of grant using a Black–Scholes option-pricing model, applying the following assumptions:

Grant date	December 30, 2020
Weighted average grant date fair value	$15.51
Risk-free interest rate (a)	0.55%
Expected term (years) (b)	6.25
Expected volatility rate (c)	50.00%
Expected dividend yield (d)	—%
a)The risk-free interest rate was interpolated from the five-year and seven-year Constant Maturity Treasury rate published by the U.S. Treasury as of the date of the grant.
b)The expected life was estimated using the Simplified Method, which utilizes the midpoint between the vesting date and the end of the contractual term.
c)The expected volatility rate was based on the average of implied and observed historical volatility of comparable companies.
d)At the grant date, no dividends were expected to be paid over the contractual term of the stock options granted, based on the Company's dividend policy, resulting in the use of a zero dividend rate.
Unrecognized Share-Based Compensation Expense
The following table reflects future compensation expense to be recorded for share-based compensation awards that were outstanding as of December 31, 2023:

	Unrecognized Expense	Weighted Average Amortization Period (Years)
	(in thousands)
Time-based restricted stock units	$19,943	2.67
Performance-based restricted stock units	3,645	2.00
Stock options	526	1.00
Total unrecognized stock-based compensation expense	$24,114	2.54
Note 7—Net Income Per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the years ended December 31, 2023, 2022 and 2021 include unvested and unexercised stock options, unvested time-based restricted stock units and unvested performance-based restricted stock units whose performance conditions have been satisfied. The potentially dilutive common shares during the same periods do not include performance-based restricted stock units if the performance conditions of these awards have not been satisfied. The potentially dilutive common shares are included in the calculation of diluted net income per share only when their effect is dilutive.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share data)
Basic net income per share:
Numerator
Net income	$22,070	$66,620	$146,082
Net income attributable to common stockholders	$22,070	$66,620	$146,082
Denominator
Basic weighted average common shares outstanding	120,826,644	126,108,329	126,354,597
Basic net income per share attributable to common stockholders	$0.18	$0.53	$1.16

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$22,070	$66,620	$146,082
Denominator
Basic weighted average common shares outstanding	120,826,644	126,108,329	126,354,597
Dilutive effect of time-based restricted stock units outstanding	648,236	153,285	35,838
Diluted weighted average common shares outstanding	121,474,880	126,261,614	126,390,435
Diluted net income per share attributable to common stockholders	$0.18	$0.53	$1.16
The following potentially dilutive outstanding securities for the years ended December 31, 2023, 2022 and 2021 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Year Ended December 31,
	2023	2022	2021
Unvested and unexercised stock options	140,049	172,461	194,348
Unvested time-based restricted stock units	280,702	411,349	150,000
Unvested performance-based restricted stock units	424,675	159,965	99,289
Total	845,426	743,775	443,637
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets, including fixed assets and operating lease right-of-use asset, are subject to fair value adjustments whenever events or circumstances indicate

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

the carrying value of the assets may not be recoverable and are subsequently written down to fair value when impaired. During the years ended December 31, 2023, 2022 and 2021, the Company had no impairment charges related to its fixed assets or operating lease right-of-use asset.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Total	Fair value measurement as of December 31, 2023
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$12,671	$12,671	$—	$—
U.S. Treasury securities	199,121	199,121	—	—
Total	$211,792	$211,792	$—	$—

	Total	Fair value measurement as of December 31, 2022
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$35,915	$35,915	$—	$—
U.S. Treasury securities	151,511	151,511	—	—
Total	$187,426	$187,426	$—	$—
The amounts reported in the Consolidated Balance Sheets as current assets or current liabilities, including Cash, Restricted cash, Accounts receivable, net, Current contract assets, net, Other current assets, Accounts payable and Accrued expenses, each approximate their fair value due to the short-term maturities of the instruments.
Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial assets that are not measured at fair value:

	December 31, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Liabilities:
Debt	$144,045	$144,045	$147,433	$147,433
Total	$144,045	$144,045	$147,433	$147,433
The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate. The fair value was determined using the Adjusted SOFR as of December 31, 2023, and 2022, plus an applicable spread, a Level 2 classification in the fair value hierarchy.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers in or out of any level for the years ended December 31, 2023 and 2022.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Note 9—Commitments and Contingencies
Operating Leases
The Company has one real estate operating lease associated with its corporate headquarters, which commenced on September 1, 2020 and expires on January 31, 2029. The lease agreement provides a five year lease term extension option, which is not included in the Company’s lease ROU asset and lease liability balances as of December 31, 2023. The lease agreement contains lease and non-lease components that are accounted for as a single lease component.
For the years ended December 31, 2023, 2022 and 2021, the Company recorded the following lease expenses:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating lease expense	$953	$953	$953
Variable lease payments	401	408	455
Total lease expense	$1,354	$1,361	$1,408
Additional information related to the Company’s operating lease is as follows:

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Operating cash outflows	$896	$871	$774
ROU assets obtained in exchange for new lease liabilities	—	—	—

Weighted average remaining lease term (in years)	5.08	6.08	7.08
Weighted average discount rate	7.72%	7.72%	7.72%
The Company’s operating lease ROU asset and lease liability is summarized below. The current and non-current lease liabilities are reflected in Other current liabilities and Operating lease liabilities, respectively, on the Company’s Consolidated Balance Sheets, as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Operating lease right-of-use asset	$5,911	$5,911
Accumulated amortization	(1,921)	(1,301)
Net operating lease right-of-use asset, net	$3,990	$4,610

Other current liabilities	$632	$561
Operating lease liabilities	3,450	4,082
Total operating lease liability	$4,082	$4,643

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The maturity of the Company’s operating lease liability is as follows:

As of December 31, 2023
(in thousands)
2024	$919
2025	945
2026	970
2027	996
2028	1,021
Thereafter	87
Total undiscounted liabilities	4,938
Less: Imputed interest	856
Present value of lease liabilities	$4,082
Contingencies
As of December 31, 2023, the Company was not involved in any claim, proceeding or litigation which may be deemed to have a material adverse effect on the Company’s consolidated financial statements.
Note 10—Retirement Plan
The Company has a 401(k) profit-sharing plan (the “401(k) Plan”) for the benefit of all employees who have attained the age of 21 years old and have completed 60 days of service. Eligible employees may contribute to the 401(k) Plan subject to certain limitations. Under the provisions of the 401(k) Plan, the Company will make a safe harbor non-elective contribution equal to 3% of each participant’s compensation and may make discretionary matching contributions, as well as profit-sharing contributions, as determined by management. The Company made no profit-sharing contributions during the years ended December 31, 2023, 2022 and 2021. The Company made safe harbor non-elective contributions of $0.9 million, $0.7 million and $0.5 million to the 401(k) Plan during the years ended December 31, 2023, 2022 and 2021, respectively.
Note 11—Income Taxes
During the years ended December 31, 2023, 2022 and 2021, the Company recognized income tax expense of $6.8 million, $26.9 million and $45.1 million, respectively, resulting in effective tax rates of 23.5%, 28.8% and 23.6%, respectively. The Company’s income tax expense for the year ended December 31, 2023 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% are primarily the result of permanent book/tax differences related to non-deductible compensation under Section 162(m).
The Company’s income tax expense for the year ended December 31, 2022 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the impact of state income taxes. The Company’s income tax expense for the year ended December 31, 2021 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to the impact of state income taxes and the gain associated with the extinguishment of the liability associated with the tax receivable agreement.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

The components of the Company’s income tax expense attributable to operations are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current tax expense
Federal	$10,091	$22,029	$19,537
State	1,682	4,516	5,494
Deferred tax expense (benefit)
Federal	(2,821)	(4,165)	16,098
State	(2,164)	4,540	3,957
Income tax expense	$6,788	$26,920	$45,086
The Company’s income tax expense attributable to operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate to income before taxes is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit) computed at the statutory rate	21.0%	21.0%	21.0%
State income taxes	—%	7.7%	3.7%
Officer's compensation limitation under 162(m) (1)	2.5%	0.7%	0.3%
Stock-based compensation (1)	1.1%	0.5%	0.1%
Gain on extinguishment of tax receivable agreement	—%	—%	(1.0)%
Other, net (1)	(1.1)%	(1.1)%	(0.5)%
Income tax expense (benefit) effective tax rate	23.5%	28.8%	23.6%
(1) Certain prior year tax component amounts have been reclassified to conform to the current year presentation.
The Company’s state income taxes include a decrease in expense associated with the remeasurement of the Company’s deferred tax assets for increases to estimated tax rates expected to be applied in future years.
The components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Deferred tax assets
Amortizable intangible assets	$73,650	$78,296
Operating lease liability	995	1,113
Accrued expenses	1,418	563
Total deferred tax assets (1)	$76,063	$79,972
Deferred tax liabilities
Contract assets	(4,056)	(12,863)
Operating lease right-of-use asset	(972)	(1,105)
Fixed assets	(463)	(608)
Other	(459)	(268)
Total deferred tax liabilities	$(5,950)	$(14,844)
Deferred tax asset, net	$70,113	$65,128

(1) Certain prior year deferred tax component amounts have been reclassified to conform to the current year presentation.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2023, the Company has assessed whether it is more likely than not that the Company’s deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of December 31, 2023.
The total amount of unrecognized tax benefits as of December 31, 2023 that, if recognized, would impact the effective income tax rate was $4.0 million. The total amount of unrecognized tax benefits as of December 31, 2022 that, if recognized, would impact the effective income tax rate was $3.9 million.
As of December 31, 2023, the Company has a receivable of $5.1 million related to state income tax refund claims filed for prior tax years. The liability for unrecognized tax benefits includes $3.8 million of tax expense associated with these refund claims and tax uncertainties in various state jurisdictions due to the complexity of applying evolving state tax laws and uncertainties with respect to sustaining the Company’s refunds claims. The Company believes it is not reasonably possible that the unrecognized tax benefits will significantly change during the next twelve months.
In 2023, the Company changed its policy to recognize interest and penalties related to income taxes as a component of income tax expense to better align the classification with the substance of the associated transactions. This accounting policy change had no impact to net income or basic and diluted earnings per share, or to the Consolidated Statements of Operations, for any previous period.
The Company files its federal and state income tax returns and some of these returns remain open for examination, with the earliest open years in its key jurisdictions as follows:

U.S. Federal	2016

State of Texas	2016
State of New York	2017
State of Illinois	2020

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

Note 16—Subsequent Events
The Company has evaluated subsequent events through the date these consolidated financial statements were issued. The Company determined there were no events, other than described below, that required disclosure or recognition in these consolidated financial statements.
On February 15, 2024, we entered into a program management agreement with Core Specialty, who will provide auto loan default insurance policies for LPP certified loans, from which we expect to earn profit share revenue and claims administration fees.