Form 10-Q
period 2024-03-31
Open Lending Corp
filed 2024-05-08
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2024, the registrant had 119,165,108 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	March 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$246,972	$240,206
Restricted cash	8,103	6,463
Accounts receivable, net	5,751	4,616
Current contract assets, net	21,346	28,704
Income tax receivable	5,631	7,035
Other current assets	2,665	2,852
Total current assets	290,468	289,876
Fixed assets, net	4,131	3,913
Operating lease right-of-use asset, net	3,828	3,990
Contract assets	10,582	610
Deferred tax asset, net	67,959	70,113
Other assets	3,630	5,535
Total assets	$380,598	$374,037
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$440	$375
Accrued expenses	7,895	8,131
Current portion of debt	4,688	4,688
Third-party claims administration liability	8,126	6,464
Other current liabilities	956	932
Total current liabilities	22,105	20,590
Long-term debt, net of deferred financing costs	138,510	139,357
Operating lease liabilities	3,279	3,450
Other liabilities	5,166	5,060
Total liabilities	169,060	168,457
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 119,151,161 shares outstanding as of March 31, 2024 and 128,198,185 shares issued and 118,819,795 shares outstanding as of December 31, 2023	1,282	1,282
Additional paid-in capital	498,617	502,032
Accumulated deficit	(188,662)	(193,749)
Treasury stock at cost, 9,047,024 shares at March 31, 2024 and 9,378,390 at December 31, 2023	(99,699)	(103,985)
Total stockholders’ equity	211,538	205,580
Total liabilities and stockholders’ equity	$380,598	$374,037
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Program fees	$14,309	$17,301
Profit share	13,882	18,602
Claims administration and other service fees	2,554	2,458
Total revenue	30,745	38,361
Cost of services	5,750	5,431
Gross profit	24,995	32,930
Operating expenses
General and administrative	11,979	10,195
Selling and marketing	4,214	4,409
Research and development	1,479	1,230
Total operating expenses	17,672	15,834
Operating income	7,323	17,096
Interest expense	(2,770)	(2,387)
Interest income	2,971	2,064
Income before income taxes	7,524	16,773
Income tax expense	2,437	4,235
Net income	$5,087	$12,538
Net income per common share
Basic	$0.04	$0.10
Diluted	$0.04	$0.10
Weighted average common shares outstanding
Basic	118,926,170	123,122,014
Diluted	119,416,384	123,424,322
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2023	128,198,185	$1,282	$502,032	$(193,749)	(9,378,390)	$(103,985)	$205,580
Share-based compensation	—	—	1,892	—	—	—	1,892
Restricted stock units issued, net of shares withheld for taxes	—	—	(5,307)	—	331,366	4,286	(1,021)
Net income	—	—	—	5,087	—	—	5,087
Balance as of March 31, 2024	128,198,185	$1,282	$498,617	$(188,662)	(9,047,024)	$(99,699)	$211,538

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2022	128,198,185	$1,282	$499,625	$(215,819)	(4,552,126)	$(72,264)	$212,824
Share-based compensation	—	—	1,844	—	—	—	1,844
Restricted stock units issued, net of shares withheld for taxes	—	—	(939)	—	41,148	810	(129)
Shares repurchased, including excise tax	—	—	—	—	(3,095,334)	(21,528)	(21,528)
Net income	—	—	—	12,538	—	—	12,538
Balance as of March 31, 2023	128,198,185	$1,282	$500,530	$(203,281)	(7,606,312)	$(92,982)	$205,549
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$5,087	$12,538
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	1,854	1,844
Depreciation and amortization of fixed assets	372	244
Amortization of debt issuance costs	107	101
Non-cash operating lease cost	162	151
Deferred income taxes	2,154	1,221
Other	41	—
Changes in assets & liabilities:
Accounts receivable, net	(1,135)	(899)
Contract assets, net	(2,614)	9,488
Other current and non-current assets	188	515
Accounts payable	66	454
Accrued expenses	(189)	(19)
Income tax receivable, net	3,358	2,817
Operating lease liabilities	(152)	(135)
Third-party claims administration liability	1,662	658
Other current and non-current liabilities	45	530
Net cash provided by operating activities	11,006	29,508
Cash flows from investing activities
Purchase of property and equipment	—	(36)
Capitalized software development costs	(642)	(299)
Net cash used in investing activities	(642)	(335)
Cash flows from financing activities
Payments on term loans	(938)	(938)
Shares repurchased	—	(21,323)
Shares withheld for taxes related to restricted stock units	(1,021)	(129)
Net cash used in financing activities	(1,959)	(22,390)
Net change in cash and cash equivalents and restricted cash	8,405	6,783
Cash and cash equivalents and restricted cash at the beginning of the period	246,669	208,519
Cash and cash equivalents and restricted cash at the end of the period	$255,074	$215,302
Supplemental disclosure of cash flow information:
Interest paid	$3,541	$2,537
Income tax paid (refunded), net	$(3,075)	$197
Non-cash investing and financing:
Share-based compensation for capitalized software development	$38	$11
Capitalized software development costs accrued but not paid	$66	$20
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
The Company’s flagship product, Lenders Protection™ platform (“LPP”), is a cloud-based automotive lending enablement platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to insurance companies. The platform uses risk-based pricing models that enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. The Company’s proprietary risk models project loan performance, including expected losses and prepayments in arriving at the optimal contract interest rate. LPP generates a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets.
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these unaudited condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. The Company believes the disclosures made in these unaudited condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these unaudited condensed consolidated financial statements be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).
The interim data includes all adjustments that are of a normal recurring nature, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2024.
(a) Concentrations of revenue and credit risks
The Company’s largest insurance carrier partners accounted for 39% and 10% of the Company’s total revenue during the three months ended March 31, 2024. The Company’s largest insurance carrier partners accounted for 33% and 12% of the Company's total revenue during the three months ended March 31, 2023.
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
The Company’s accounts receivable and contract assets are derived from revenue earned from customers. The Company maintains an allowance for expected credit losses, which represents an estimate based primarily on market implied lifetime probabilities of default and loss severities for assets with similar risk characteristics. As these inputs are derived from market observations, they inherently include forward-looking expectations about macro-economic conditions. The allowance is evaluated quarterly by the Company for adequacy by taking into consideration factors such as reasonableness of the market implied loss statistics, historical lifetime loss data and credit quality of the customer base. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of its contract asset could be further adjusted. The Company does not have any material accounts receivable or contract assets receivable balances that are past due and has not written off any balances in its portfolio for the periods presented. The allowance for expected credit losses on accounts receivable and contract assets receivable, in the aggregate, was less than $0.1 million at March 31, 2024 and December 31, 2023.
At March 31, 2024 and December 31, 2023, the Company had one customer that represented at least 10% of the Company’s accounts receivable, net.
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

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
For performance obligations satisfied in previous periods, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts contract assets accordingly. During the three months ended March 31, 2024 and 2023, contract asset adjustments attributable to profit share revenue forecast adjustments resulted in a decrease of $1.1 million and an increase of $0.7 million, respectively.
Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total
	(in thousands)
Ending balance as of December 31, 2023	$22,855	$4,738	$1,721	$29,314
Increase of contract assets due to new business generation	15,030	14,350	2,554	31,934
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	(1,148)	—	—	(1,148)
Receivables transferred from contract assets upon billing the lending institutions	—	(15,087)	—	(15,087)
Payments received from insurance carriers	(11,200)	—	(1,905)	(13,105)
Provision for expected credit losses	14	5	1	20
Ending balance as of March 31, 2024	$25,551	$4,006	$2,371	$31,928

As of March 31, 2024 and December 31, 2023, the Company’s contract assets consisted of $21.3 million and $28.7 million, respectively, as the portion estimated to be received within one year and $10.6 million and $0.6 million, respectively, as the non-current portion to be received beyond one year.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Long-term Debt
The following table provides a summary of the Company’s debt as of the periods indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
Term Loan due 2027	$144,376	$145,313
Revolving Credit Facility	—	—
Less: Unamortized deferred financing costs	(1,178)	(1,268)
Total debt	143,198	144,045
Less: current portion of debt	(4,688)	(4,688)
Total long-term debt, net of deferred financing costs	$138,510	$139,357
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
As of March 31, 2024, the Credit Agreement was subject to an Adjusted SOFR rate of 5.426% plus a spread of 1.625% per annum. Commitment fees were accrued at 0.15% under the Revolving Credit Facility’s unused commitment balance of $150 million as of March 31, 2024. As of March 31, 2024, the effective interest rate on the Company’s outstanding borrowings was 7.296%.
In connection with the Credit Agreement, the Company incurred aggregate deferred financing costs of $2.6 million, of which (i) $2.1 million was allocated to the related term loans and capitalized as a contra-liability against the principal balance of the term loans, and (ii) $0.5 million was allocated to the Revolving Credit Facility and included within Other assets on the unaudited Condensed Consolidated Balance Sheets. These deferred financing costs are amortized as interest expense using the effective interest method over the term of the Credit Agreement. Unamortized deferred financing costs related to the Term Loan due 2027 and the Revolving Credit Facility were $1.2 million and $0.2 million, respectively, as of March 31, 2024.
The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.5:1 for any

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
fiscal quarter ending on or prior to June 30, 2024 and then decreases to 3.0:1 for any fiscal quarter ending after June 30, 2024. The minimum fixed charge coverage ratio is 1.25:1. As of March 31, 2024, the Company was in compliance with all required covenants under the Credit Agreement.
Note 5—Income Taxes
During the three months ended March 31, 2024 and 2023, the Company recognized income tax expense of $2.4 million and $4.2 million, respectively, resulting in effective tax rates of 32.4% and 25.2%, respectively. The Company’s income tax expense for the three months ended March 31, 2024 and 2023 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to state income tax expenses, and the officer’s compensation limitation under Section 162(m). The increase in effective tax rates for the three months ended March 31, 2024 compared to the same period in 2023 is primarily due to decreased income before income taxes.
As of March 31, 2024, the Company has assessed whether it is more likely than not that the Company’s deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of March 31, 2024.
As of March 31, 2024, the Company has a receivable of $3.2 million related to state income tax refund claims filed for prior tax years. The liability for unrecognized tax benefits includes $4.0 million of tax expense associated with these refund claims and tax uncertainties in various state jurisdictions due to the complexity of applying evolving state tax laws and uncertainties with respect to sustaining the Company’s refund claims. The Company believes it is not reasonably possible that the unrecognized tax benefits will significantly change during the next twelve months.
Note 6—Net Income per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the three months ended March 31, 2024 and 2023 include unvested and unexercised stock options, unvested time-based restricted stock units and unvested performance-based restricted stock units whose performance conditions have been satisfied. The potentially dilutive common shares during the same periods did not include performance-based restricted stock units if the performance conditions of these awards have not been satisfied. The potentially dilutive common shares are included in the calculation of diluted net income per share only when their effect is dilutive.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except shares and per share data)
Basic net income per share:
Numerator
Net income attributable to common stockholders	$5,087	$12,538
Denominator
Weighted average common shares outstanding	118,926,170	123,122,014
Basic net income per share attributable to common stockholders	$0.04	$0.10

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$5,087	$12,538
Denominator
Basic weighted average common shares outstanding	118,926,170	123,122,014
Dilutive effect of time-based restricted stock units outstanding	490,214	302,308
Diluted weighted average common shares outstanding	119,416,384	123,424,322
Diluted net income per share attributable to common stockholders	$0.04	$0.10
The following potentially dilutive outstanding securities as of March 31, 2024 and 2023 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the periods:

	Three Months Ended March 31,
	2024	2023
Unvested and unexercised stock options	133,219	155,897
Unvested time-based restricted stock units	200,662	362,751
Unvested performance-based restricted stock units	149,393	159,965
Total	483,274	678,613
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets, including property and equipment and operating lease right-of-use asset, are subject to fair value adjustments whenever events or circumstances indicate the carrying value of the assets may not be recoverable and are subsequently written down to fair value when impaired. During the three months ended March 31, 2024 and 2023, the Company had no impairment charges related to its property and equipment or operating lease right-of-use asset.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Total	Fair value measurement as of March 31, 2024
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$15,446	$15,446	$—	$—
U.S. Treasury securities	199,094	199,094	—	—
Total	$214,540	$214,540	$—	$—

	Total	Fair value measurement as of December 31, 2023
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$12,671	$12,671	$—	$—
U.S. Treasury securities	199,121	199,121	—	—
Total	$211,792	$211,792	$—	$—
The amounts reported in the unaudited Condensed Consolidated Balance Sheets as current assets or current liabilities, including Cash, Restricted cash, Accounts receivable, net, Current contract assets, net, Other current assets, Accounts payable and Accrued expenses, each approximate their fair value due to the short-term maturities of the instruments.
Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial assets that are not measured at fair value:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Liabilities:
Debt	$143,198	$143,198	$144,045	$144,045
Total	$143,198	$143,198	$144,045	$144,045

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate. The fair value was determined using the Adjusted SOFR as of March 31, 2024 and December 31, 2023 plus an applicable spread, a Level 2 classification in the fair value hierarchy.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended March 31, 2024 and December 31, 2023.

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
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over

$22.7 billion in automotive loans, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 389 active lenders.
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
Our flagship product, LPP, is a cloud-based automotive lending enablement platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to insurance companies. The platform uses risk-based pricing models which enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. Our proprietary risk models project loan performance, including expected losses and prepayments in arriving at the optimal rate. With five-second decisioning, LPP recommends a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. LPP risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and Fair Credit Reporting Act-compliant alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
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
We believe the automotive industry is still seeking solutions to address the near-prime and non-prime borrower market. The near-prime and non-prime automotive loan origination market is a large, underserved sector, estimated at $270 billion annually. We currently serve approximately 1% of this market, providing a significant growth opportunity. In addition, our market opportunity related to the refinancing of near-prime and non-prime automotive loans is estimated at $40 billion annually.
Executive Overview
We facilitate certified loans and have achieved financial success by targeting the financing needs of near-prime and non-prime borrowers who are underserved in the automotive finance industry.
We facilitated 28,189 certified loans during the three months ended March 31, 2024, as compared to 32,408 certified loans during the three months ended March 31, 2023.
Total revenue was $30.7 million for the three months ended March 31, 2024, as compared to $38.4 million during the three months ended March 31, 2023.
Operating income was $7.3 million for the three months ended March 31, 2024, as compared to $17.1 million in the three months ended March 31, 2023.
Net income was $5.1 million for the three months ended March 31, 2024, as compared to net income of $12.5 million for the three months ended March 31, 2023.
Adjusted EBITDA was $12.5 million for the three months ended March 31, 2024, as compared to $21.2 million during the three months ended March 31, 2023. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”
Highlights
The table below summarizes the dollar value of insured loans facilitated and the number of new contracts we signed with automotive lenders for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Certified loans	28,189	32,408
Value of insured loans facilitated (in thousands)	$787,833	$951,893
Average loan size per certified loan	$27,948	$29,372
Number of contracts signed with automotive lenders	11	8
We define “active lenders” as lenders who certify at least one loan during the preceding 12 months. As of March 31, 2024 and 2023, we had 389 and 437 active lenders, respectively. The table below represents lender count information for lenders with certified loan activity during the periods indicated.

	Three Months Ended March 31,
	2024	2023
Lenders certifying loans at beginning of period	454	396
New lenders (1)	4	9
Net change in lenders (2)	(69)	(11)
Lenders certifying loans at end of period	389	394
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
Earned Premium
We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $85.1 million and $81.8 million, for the three months ended March 31, 2024 and 2023, respectively.

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
Concentration
Our largest insurance carrier partners accounted for 39% and 10% of our total revenue during the three months ended March 31, 2024, and 33% and 12% during the three months ended March 31, 2023.
Termination or disruption of these relationships could materially and adversely impact our revenue. See “Item 1A—Risk Factors—Risks Related to Our Business—If we lose one or more of our insurance carriers and are unable to replace their commitments, it could have a material adverse effect on our business” in our Annual Report.
Components of Results of Operations
Total Revenues
Our revenue is generated through three streams: (i) program fees paid to us by automotive lenders, (ii) profit share paid to us by insurance partners and (iii) claims administration service fees paid to us by insurance partners.

Program fees. Program fees are paid by automotive lenders for the use of LPP, which provides loan analytics solutions and automated issuance of credit default insurance with third-party insurance providers. These fees are based on a percentage of each certified loan’s original principal balance and are recognized as revenue upfront upon certification of the loan by the lending institution. The fee percentage rate varies based on the agreement with each lender. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts for certain lenders. Fees are calculated as a percentage of the funded loan amount and may be subject to a cap. For monthly-pay loans, the fee paid by the lender is typically 3% of the initial amount of the loan and is not capped.
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
Claims administration service fees. Claims administration service fees are paid to us by third-party insurance carrier partners for credit default insurance claims adjudication services performed by our subsidiary, Insurance Administrative Services, LLC, on its insured servicing portfolio. The administration fee is equal to 3% of the monthly insurance earned premium for as long as the LPP certified loan remains outstanding.
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
Research and development expenses. Research and development expenses primarily consist of employee compensation and benefits expenses for employees engaged in ongoing research and development of our software technology platform. We generally expect our research and development expenses to remain constant in the near term as we continue to invest in our products and services.
Other Income (Expense)
Interest expense. Interest expense primarily includes interest payments and the amortization of deferred financing costs in connection with the issuance of our debt.
Interest income. Interest income primarily includes interest earned on money market funds and U.S. Treasury securities.

Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	% Change
	($ in thousands)
Revenue
Program fees	$14,309	$17,301	(17)%
Profit share	13,882	18,602	(25)%
Claims administration and other service fees	2,554	2,458	4%
Total revenue	30,745	38,361	(20)%
Cost of services	5,750	5,431	6%
Gross profit	24,995	32,930	(24)%
Operating expenses
General and administrative	11,979	10,195	17%
Selling and marketing	4,214	4,409	(4)%
Research and development	1,479	1,230	20%
Total operating expenses	17,672	15,834	12%
Operating income	7,323	17,096	(57)%
Interest expense	(2,770)	(2,387)	16%
Interest income	2,971	2,064	44%
Income before income taxes	7,524	16,773	(55)%
Income tax expense	2,437	4,235	(42)%
Net income	$5,087	$12,538	(59)%
Key Performance Measures
The following table sets forth key performance measures for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	% Change
Certified loans	28,189	32,408	(13)%
Single-pay	25,444	27,534	(8)%
Monthly-pay	2,745	4,874	(44)%
Average program fees	$508	$534	(5)%
Single-pay	$482	$493	(2)%
Monthly-pay	$745	$767	(3)%

Comparison of Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Program fees	$14,309	$17,301

Profit Share
New certified loan originations	15,030	17,888
Change in estimated revenues	(1,148)	714
Total profit share	13,882	18,602

Claims administration and other service fees	2,554	2,458
Total revenue	$30,745	$38,361
Total revenue decreased by $7.6 million, or 20%, during the three months ended March 31, 2024, as compared to the same period in 2023, driven by a $4.7 million decrease in profit share revenue and a $3.0 million decrease in program fees, which was partially offset by increased claims administration and other service fee revenues of $0.1 million, as compared to the three months ended March 31, 2023.
Program fees revenue decreased by $3.0 million, or 17%, during the three months ended March 31, 2024 as compared to the same period in 2023 driven by a 13% decrease in certified loan volume, as well as a 5% decrease in unit economics per certified loan, as compared to the prior year period.
Profit share revenue decreased by $4.7 million, or 25%, during the three months ended March 31, 2024, as compared to the same period in 2023. Profit share revenue associated with new certified loan originations decreased $2.9 million, or 16%, primarily due to the 13% decrease in certified loans during the three months ended March 31, 2024, as compared to the same period in 2023. Profit share revenue associated with change in estimate decreased $1.9 million, or 261% during that same period.
During the three months ended March 31, 2024, we recorded $15.0 million in anticipated profit share associated with 28,189 new certified loans for an average of $533 per loan as compared to $17.9 million in anticipated profit share associated with 32,408 certified loans for an average of $552 per loan during the three months ended March 31, 2023. In addition, during the three months ended March 31, 2024, we recorded a reduction of $1.1 million in profit share revenue related to business in historic vintages primarily due to higher than anticipated loan defaults, partially offset by lower than anticipated severity of losses and prepayment rates. During the three months ended March 31, 2023, we recorded an increase of $0.7 million in profit share revenue related to business in historic vintages primarily due to lower than anticipated severity of losses.
Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ earned premium, increased by $0.1 million, or 4%, during the three months ended March 31, 2024, as compared to the same period in the prior year, due to increases in total earned premiums.
Cost of Services, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Total revenue	$30,745	$38,361
Cost of services	5,750	5,431
Gross profit	$24,995	$32,930
Gross margin	81%	86%
Cost of services increased $0.3 million, or 6%, during the three months ended March 31, 2024, as compared to the same period in 2023. The change is primarily due to higher employee compensation and benefit costs associated with the growth of our claims administration team and increased focus on product support.

Gross profit decreased by $7.9 million, or 24%, respectively, during the three months ended March 31, 2024, as compared to the same period in 2023, primarily driven by decreases in profit share and program fee revenues, as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gross profit	$24,995	$32,930
Operating expenses
General and administrative	11,979	10,195
Selling and marketing	4,214	4,409
Research and development	1,479	1,230
Total operating expenses	17,672	15,834
Operating income	$7,323	$17,096
Total revenue	$30,745	$38,361
Operating margin	24%	45%
General and administrative expenses increased by $1.8 million, or 17%, during the three months ended March 31, 2024 as compared to the same period in 2023 primarily driven by a $2.8 million primarily associated with increased employee compensation and benefit costs partially offset by a $0.7 million decrease in business taxes.
Selling and marketing expenses decreased by $0.2 million, or 4%, during the three months ended March 31, 2024 as compared to the same period in 2023.
Research and development expenses increased by $0.2 million, or 20%, during the three months ended March 31, 2024, as compared to the same period in 2023, which is associated with higher data service costs.
Operating income for the three months ended March 31, 2024 decreased by $9.8 million, or 57%, as compared to the prior year periods, primarily driven by decreases in total revenues as well as changes in operating expenses, as discussed above.
Interest Expense
Interest expense increased $0.4 million, or 16%, for the three months ended March 31, 2024, as compared to the same period in 2023.
Interest Income
During the three months ended March 31, 2024, interest income increased $0.9 million, or 44%, compared to the same period in 2023 primarily due to interest earned on U.S. Treasury securities.
Income Taxes
During the three months ended March 31, 2024 and 2023, we recognized income tax expense of $2.4 million and $4.2 million, respectively, with effective tax rates of 32.4% and 25.2%, respectively.
Income tax expense decreased $1.8 million, or 42%, during the three months ended March 31, 2024, as compared to the same period in 2023, primarily as a result of the decrease in income before income taxes.
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
The following table provides a summary of cash flow data:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$11,006	$29,508
Net cash used in investing activities	$(642)	$(335)
Net cash used in financing activities	$(1,959)	$(22,390)
Cash Flows from Operating Activities
Our cash flows provided by operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the non-cash adjustments in the operating activities in the unaudited Condensed Statement of Cash Flows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income	$5,087	$12,538
Non-cash adjustments	4,649	3,561
Non-cash (gains) losses	41	—
Change in contract assets	(2,614)	9,488
Change in other assets and liabilities	3,843	3,921
Net cash provided by operating activities	$11,006	$29,508
Net cash provided by operating activities decreased by $18.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily attributable to decreased cash collections of $20.0 million related to reduced profit share, program fees and claims administration service fee revenues, a $2.2 million increase in interest payments and a $1.7 million increase in cash payments related to cost of services and operating expenses. This decrease in cash was offset by a $3.3 million reduction in income tax payments, a $0.9 million increase in interest income received during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Cash Flows from Investing Activities
For the three months ended March 31, 2024 and 2023, net cash used in investing activities was $0.6 million and $0.3 million, respectively. For the three months ended March 31, 2024 and 2023, the investments were primarily related to computer software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in and provided by financing activities primarily consist of share repurchases, payments of debt and deferred financing costs.

For the three months ended March 31, 2024, net cash used in financing activities was $2.0 million and is primarily related to a $0.9 million principal payment on our Term Loan due 2027 and shares withheld for taxes related to vesting of restricted stock awards.
For the three months ended March 31, 2023, net cash used in financing activities was $22.4 million and is primarily related to the repurchase of 3,095,334 shares of our common stock held in treasury stock for a total of $21.5 million, including commissions and excise tax.
Debt
As of March 31, 2024, we had no amounts outstanding under the Revolving Credit Facility and $143.2 million outstanding under our Term Loan due 2027.
Share Repurchase Program
The Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), allowing the Company to repurchase up to $75.0 million of the Company’s outstanding common stock until March 31, 2024. Pursuant to the Share Repurchase Program, the Company repurchased 5,233,065 and 2,643,306 shares at an average price of $7.13 and $6.82 for a total of $37.3 million and $18.0 million, excluding excise tax, during the years ended December 31, 2023 and 2022, respectively. The Company did not purchase any shares pursuant to the Share Repurchase Program, during the three-month period ended March 31, 2024. These shares were recorded to Treasury stock, at cost in the unaudited Condensed Consolidated Balance Sheets, which includes $0.3 million of excise tax expected to be paid in April 2024. This excise tax payable is included within Accrued expenses in the unaudited Condensed Consolidated Balance Sheets.
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

The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income	$5,087	$12,538
Non-GAAP adjustments:
Interest expense	2,770	2,387
Income tax expense	2,437	4,235
Depreciation and amortization of fixed assets	372	244
Share-based compensation	1,854	1,844
Total adjustments	7,433	8,710
Adjusted EBITDA	$12,520	$21,248
Total revenue	$30,745	$38,361
Adjusted EBITDA margin	41%	55%
For the three months ended March 31, 2024, Adjusted EBITDA decreased by $8.7 million, or 41%, as compared to the three months ended March 31, 2023. Adjusted EBITDA margin for the three months ended March 31, 2024 decreased to 41% as compared to 55% during the same period in 2023.
The decrease in Adjusted EBITDA during the three months ended March 31, 2024 reflects our reduced revenue due to lower certified loan volume and the impact of profit share revenue change in estimate as well as increased cost of services and operating expenses during each period.
Critical Accounting Policies and Estimates
There have not been any material changes during the three months ended March 31, 2024 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of our critical accounting policies and estimates.
Contractual Obligations
We had no material changes in our contractual commitments and obligations during the three months ended March 31, 2024 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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
As of March 31, 2024, we had outstanding amounts of $144.4 million under the Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2024. Borrowings under the Credit Agreement bear interest at a rate equal to Adjusted SOFR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.15% to 0.225% per annum on the average daily unused portion of the Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended March 31, 2024.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
01/01/2024-01/31/2024	23,131	$7.80	—	$19.6
02/01/2024-02/29/2024	10,373	$7.29	—	$19.6
03/01/2024-03/31/2024	114,257	$6.68	—	$—
Total	147,761		—
(1)    Includes 23,131 shares in January 2024, 10,373 shares in February 2024 and 114,257 shares in March 2024 which were purchased from employees to satisfy their tax withholding obligations related to share-based awards that vested during those months.
(2)    Our Board of Directors authorized share repurchases under the Share Repurchase Program for up to $75.0 million, effective through March 31, 2024.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Separation Agreement by and between the Company and Keith Jezek, dated March 22, 2024 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed March 25, 2024).

10.2
Second Amendment to Employment Agreement by and between the Company and Charles D. Jehl, dated March 22, 2024 (incorporated by reference to Exhibit 10.2 to Open Lending Corporation’s Current Report on Form 8-K filed March 25, 2024).

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101*
The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

OPEN LENDING CORPORATION

/s/ Charles D. Jehl
Charles D. Jehl
May 8, 2024	Chief Financial Officer, Chief Operating Officer, and Interim Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)