Form 10-Q/A
period 2024-03-31
Open Lending Corp
filed 2024-05-08
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Open Lending Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, originally filed with the Securities and Exchange Commission on May 8, 2024 (the “Original Filing”), solely for the purpose of filing the correct certifications of the registrant’s principal executive, financial, and accounting officer contained in Exhibits 31.1 and 32.1. The Original Filing inadvertently included Exhibits 31.1 and 32.1 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as Exhibits 31.1 and 32.1, respectively.

Except as expressly set forth above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed.

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