Form 10-Q
period 2024-06-30
Open Lending Corp
filed 2024-08-09
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2024, the registrant had 119,252,588 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	June 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$248,007	$240,206
Restricted cash	4,458	6,463
Accounts receivable, net	4,439	4,616
Current contract assets, net	22,601	28,704
Income tax receivable	8,060	7,035
Other current assets	5,650	2,852
Total current assets	293,215	289,876
Fixed assets, net	4,835	3,913
Operating lease right-of-use asset, net	3,663	3,990
Contract assets	11,130	610
Deferred tax asset, net	66,256	70,113
Other assets	3,703	5,535
Total assets	$382,802	$374,037
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$899	$375
Accrued expenses	8,214	8,131
Current portion of debt	7,500	4,688
Third-party claims administration liability	4,482	6,464
Other current liabilities	915	932
Total current liabilities	22,010	20,590
Long-term debt, net of deferred financing costs	135,787	139,357
Operating lease liabilities	3,105	3,450
Other liabilities	5,117	5,060
Total liabilities	$166,019	$168,457
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 119,251,295 shares outstanding as of June 30, 2024 and 128,198,185 shares issued and 118,819,795 shares outstanding as of December 31, 2023	1,282	1,282
Additional paid-in capital	499,732	502,032
Accumulated deficit	(185,760)	(193,749)
Treasury stock at cost, 8,946,890 shares at June 30, 2024 and 9,378,390 at December 31, 2023	(98,471)	(103,985)
Total stockholders’ equity	$216,783	$205,580
Total liabilities and stockholders’ equity	$382,802	$374,037
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Program fees	$14,836	$17,893	$29,145	$35,194
Profit share	9,333	17,809	23,215	36,411
Claims administration and other service fees	2,558	2,452	5,112	4,910
Total revenue	26,727	38,154	57,472	76,515
Cost of services	5,713	6,117	11,463	11,548
Gross profit	21,014	32,037	46,009	64,967
Operating expenses
General and administrative	11,745	10,971	23,724	21,166
Selling and marketing	4,149	4,218	8,363	8,627
Research and development	1,130	1,128	2,609	2,358
Total operating expenses	17,024	16,317	34,696	32,151
Operating income	3,990	15,720	11,313	32,816
Interest expense	(2,736)	(2,655)	(5,506)	(5,042)
Interest income	3,086	2,452	6,057	4,516
Other expense, net	—	(6)	—	(6)
Income before income taxes	4,340	15,511	11,864	32,284
Income tax expense	1,438	4,140	3,875	8,375
Net income	$2,902	$11,371	$7,989	$23,909
Net income per common share
Basic	$0.02	$0.09	$0.07	$0.20
Diluted	$0.02	$0.09	$0.07	$0.20
Weighted average common shares outstanding
Basic	119,206,370	120,648,658	119,066,270	121,878,503
Diluted	119,331,472	121,540,094	119,387,598	122,456,565
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2023	128,198,185	$1,282	$502,032	$(193,749)	(9,378,390)	$(103,985)	$205,580
Share-based compensation	—	—	1,892	—	—	—	1,892
Restricted stock units issued, net of shares withheld for taxes	—	—	(5,307)	—	331,366	4,286	(1,021)
Net income	—	—	—	5,087	—	—	5,087
Balance as of March 31, 2024	128,198,185	$1,282	$498,617	$(188,662)	(9,047,024)	$(99,699)	$211,538
Share-based compensation	—	—	2,459	—	—	—	2,459
Restricted stock units issued, net of shares withheld for taxes	—	—	(1,344)	—	100,134	1,228	(116)
Net income	—	—	—	2,902	—	—	2,902
Balance as of June 30, 2024	128,198,185	$1,282	$499,732	$(185,760)	(8,946,890)	$(98,471)	$216,783

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2022	128,198,185	$1,282	$499,625	$(215,819)	(4,552,126)	$(72,264)	$212,824
Share-based compensation	—	—	1,844	—	—	—	1,844
Restricted stock units issued, net of shares withheld for taxes	—	—	(939)	—	41,148	810	(129)
Shares repurchased, including excise tax	—	—	—	—	(3,095,334)	(21,528)	(21,528)
Net income	—	—	—	12,538	—	—	12,538
Balance as of March 31, 2023	128,198,185	$1,282	$500,530	$(203,281)	(7,606,312)	$(92,982)	$205,549
Share-based compensation	—	—	2,361	—	—	—	2,361
Restricted stock units issued, net of shares withheld for taxes	—	—	(1,517)	—	104,283	1,386	(131)
Net income	—	—	—	11,371	—	—	11,371
Balance as of June 30, 2023	128,198,185	$1,282	$501,374	$(191,910)	(7,502,029)	$(91,596)	$219,150
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$7,989	$23,909
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	4,222	4,163
Depreciation and amortization of fixed assets	787	496
Amortization of debt issuance costs	214	210
Non-cash operating lease cost	327	305
Deferred income taxes	3,857	1,782
Other	37	6
Changes in assets & liabilities:
Accounts receivable, net	177	(608)
Contract assets, net	(4,417)	15,775
Other current and non-current assets	(2,885)	(633)
Accounts payable	524	(259)
Accrued expenses	191	857
Income tax receivable, net	843	(2,133)
Operating lease liabilities	(307)	(272)
Third-party claims administration liability	(1,982)	1,263
Other current and non-current liabilities	22	718
Net cash provided by operating activities	9,599	45,579
Cash flows from investing activities
Purchase of property and equipment	(51)	(77)
Capitalized software development costs	(1,677)	(766)
Net cash used in investing activities	(1,728)	(843)
Cash flows from financing activities
Payments on term loans	(938)	(1,875)
Shares repurchased	—	(21,323)
Shares withheld for taxes related to restricted stock units	(1,137)	(275)
Net cash used in financing activities	(2,075)	(23,473)
Net change in cash and cash equivalents and restricted cash	5,796	21,263
Cash and cash equivalents and restricted cash at the beginning of the period	246,669	208,519
Cash and cash equivalents and restricted cash at the end of the period	$252,465	$229,782
Supplemental disclosure of cash flow information:
Interest paid	$6,260	$4,974
Income tax paid (refunded), net	$(825)	$8,726
Non-cash investing and financing:
Share-based compensation for capitalized software development	$129	$42
Capitalized software development costs accrued but not paid	$127	$59
Accrued excise tax associated with share repurchases	$—	$190
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
The interim data includes all adjustments that are of a normal recurring nature, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2024.
(a) Concentrations of revenue and credit risks
The Company’s largest insurance carrier partners accounted for 31% and 10% of the Company’s total revenue during the three months ended June 30, 2024 and 35% and 10% during the six months ended June 30, 2024. The Company’s largest insurance carrier partners accounted for 34% and 10% of the Company's total revenue during the three months ended June 30, 2023 and 34% and 11% during the six months ended June 30, 2023.
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
The Company’s accounts receivable and contract assets are derived from revenue earned from customers. The Company maintains an allowance for expected credit losses, which represents an estimate based primarily on market implied lifetime probabilities of default and loss severities for assets with similar risk characteristics. As these inputs are derived from market observations, they inherently include forward-looking expectations about macro-economic conditions. The allowance is evaluated quarterly by the Company for adequacy by taking into consideration factors such as reasonableness of the market implied loss statistics, historical lifetime loss data and credit quality of the customer base. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of its contract assets could be further adjusted. The Company does not have any material accounts receivable or contract assets receivable balances that are past due and has not written off any balances in its portfolio for the periods presented. The allowance for expected credit losses on accounts receivable and contract assets receivable, in the aggregate, was less than $0.1 million at June 30, 2024 and December 31, 2023.
At June 30, 2024 and December 31, 2023, the Company had one customer that represented at least 10% of the Company’s accounts receivable, net.
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
(c) Recently issued but not yet adopted accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
in the financial statements. Early adoption is permitted. The Company believes this ASU will have no impact on its consolidated financial statements, but will result in additional disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires additional disclosure related to rate reconciliation, income taxes paid, and other disclosures to improve the effectiveness of income tax disclosures. The ASU is effective for annual periods beginning after December 15, 2024, and applied on a prospective basis. Early adoption and retrospective application is permitted. The Company believes this ASU will have no impact on its consolidated financial statements, but may result in additional disclosures.
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
For performance obligations satisfied in previous periods, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts contract assets accordingly. During the three and six months ended June 30, 2024, contract asset adjustments attributable to profit share revenue forecast revisions resulted in a decrease of $6.7 million and of $7.8 million, respectively, as compared to a decrease of $1.2 million and $0.5 million, respectively, during the three and six months ended June 30, 2023.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total
	(in thousands)
Ending balance as of December 31, 2023	$22,855	$4,738	$1,721	$29,314
Increase of contract assets due to new business generation	31,019	29,185	5,112	65,316
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	(7,804)	—	—	(7,804)
Payables (receivables) transferred from contract assets upon billing the lending institutions	678	(30,299)	—	(29,621)
Payments received from insurance carriers	(18,826)	—	(4,632)	(23,458)
Provision for expected credit losses	(22)	5	1	(16)
Ending balance as of June 30, 2024	$27,900	$3,629	$2,202	$33,731

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total
	(in thousands)
Ending balance as of March 31, 2024	$25,551	$4,006	$2,371	$31,928
Increase of contract assets due to new business generation	15,989	14,835	2,558	33,382
Adjustment of contract assets due to estimation of revenue from performance obligations satisfied in previous periods	(6,656)	—	—	(6,656)
Payables (receivables) transferred from contract assets upon billing the lending institutions	678	(15,212)	—	(14,534)
Payments received from insurance carriers	(7,626)	—	(2,727)	(10,353)
Provision for expected credit losses	(36)	—	—	(36)
Ending balance as of June 30, 2024	$27,900	$3,629	$2,202	$33,731

As of June 30, 2024 and December 31, 2023, the portion of the Company’s contract assets estimated to be received within one year consisted of $22.6 million and $28.7 million, respectively, and the portion estimated to be received beyond one year consisted of $11.1 million and $0.6 million, respectively.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Long-term Debt
The following table provides a summary of the Company’s debt as of the periods indicated:

	June 30, 2024	December 31, 2023
	(in thousands)
Term Loan due 2027	$144,375	$145,313
Revolving Credit Facility	—	—
Less: Unamortized deferred financing costs	(1,088)	(1,268)
Total debt	143,287	144,045
Less: current portion of debt	(7,500)	(4,688)
Total long-term debt, net of deferred financing costs	$135,787	$139,357
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
As of June 30, 2024, the Credit Agreement was subject to an Adjusted SOFR rate of 5.429% plus a spread of 1.625% per annum. Commitment fees were accrued at 0.15% under the Revolving Credit Facility’s unused commitment balance of $150 million as of June 30, 2024. As of June 30, 2024, the effective interest rate on the Company’s outstanding borrowings was 7.305%.
In connection with the Credit Agreement, the Company incurred aggregate deferred financing costs of $2.6 million, of which (i) $2.1 million was allocated to the related term loans and capitalized as a contra-liability against the principal balance of the term loans, and (ii) $0.5 million was allocated to the Revolving Credit Facility and included within Other assets on the unaudited Condensed Consolidated Balance Sheets. These deferred financing costs are amortized as interest expense using the effective interest method over the term of the Credit Agreement. Unamortized deferred financing costs related to the Term Loan due 2027 and the Revolving Credit Facility were $1.1 million and $0.2 million, respectively, as of June 30, 2024.
The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.5:1 for any

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
fiscal quarter ending on or prior to June 30, 2024 and then decreases to 3.0:1 for any fiscal quarter ending after June 30, 2024. The minimum fixed charge coverage ratio is 1.25:1. As of June 30, 2024, the Company was in compliance with all required covenants under the Credit Agreement.
Note 5—Income Taxes
During the three months ended June 30, 2024 and 2023, the Company recognized income tax expense of $1.4 million and $4.1 million, respectively, resulting in effective tax rates of 33.1% and 26.7%, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized income tax expense of $3.9 million and $8.4 million, respectively, resulting in effective tax rates of 32.7% and 25.9%, respectively. The Company’s income tax expense for the three and six months ended June 30, 2024 and 2023 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to state income tax expenses, and the officer’s compensation limitation under Section 162(m). The increase in effective tax rates for the three and six months ended June 30, 2024 compared to the same periods in 2023 is primarily due to decreased income before income taxes.
As of June 30, 2024, the Company has assessed whether it is more likely than not that the Company’s deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of June 30, 2024.
As of June 30, 2024, the Company has a receivable of $3.3 million related to a state income tax refund claim filed for a prior tax year. The liability for unrecognized tax benefits includes $3.8 million of tax expense associated with these refund claims and tax uncertainties in various state jurisdictions due to the complexity of applying evolving state tax laws and uncertainties with respect to sustaining the Company’s refund claims. The Company believes it is not reasonably possible that the unrecognized tax benefits will significantly change during the next twelve months.
Note 6—Net Income per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the three and six months ended June 30, 2024 and 2023 include unvested and unexercised stock options, unvested time-based restricted stock units and unvested performance-based restricted stock units whose performance conditions have been satisfied. The potentially dilutive common shares during the same periods did not include performance-based restricted stock units if the performance conditions of these awards have not been satisfied. The potentially dilutive common shares are included in the calculation of diluted net income per share only when their effect is dilutive.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except shares and per share data)
Basic net income per share:
Numerator
Net income attributable to common stockholders	$2,902	$11,371	$7,989	$23,909
Denominator
Weighted average common shares outstanding	119,206,370	120,648,658	119,066,270	121,878,503
Basic net income per share attributable to common stockholders	$0.02	$0.09	$0.07	$0.20

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$2,902	$11,371	$7,989	$23,909
Denominator
Basic weighted average common shares outstanding	119,206,370	120,648,658	119,066,270	121,878,503
Dilutive effect of time-based restricted stock units outstanding	125,102	891,436	321,328	578,062
Diluted weighted average common shares outstanding	119,331,472	121,540,094	119,387,598	122,456,565
Diluted net income per share attributable to common stockholders	$0.02	$0.09	$0.07	$0.20
The following potentially dilutive outstanding securities as of June 30, 2024 and 2023 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested and unexercised stock options	124,264	150,336	124,264	150,336
Unvested time-based restricted stock units	1,317,571	303,322	435,728	303,322
Unvested performance-based restricted stock units	713,766	143,250	713,766	159,965
Total	2,155,601	596,908	1,273,758	613,623
Note 7—Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. In arriving at a fair value measurement, the Company uses a fair value

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets, including property and equipment and operating lease right-of-use assets, are subject to fair value adjustments whenever events or circumstances indicate the carrying value of the assets may not be recoverable and are subsequently written down to fair value when impaired. During the three and six months ended June 30, 2024 and 2023, the Company had no impairment charges related to its property and equipment or operating lease right-of-use assets.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Total	Fair value measurement as of June 30, 2024
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$8,493	$8,493	$—	$—
U.S. Treasury securities	213,927	213,927	—	—
Total	$222,420	$222,420	$—	$—

	Total	Fair value measurement as of December 31, 2023
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$12,671	$12,671	$—	$—
U.S. Treasury securities	199,121	199,121	—	—
Total	$211,792	$211,792	$—	$—

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
Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial assets that are not measured at fair value:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Liabilities:
Debt	$143,287	$143,287	$144,045	$144,045
Total	$143,287	$143,287	$144,045	$144,045

The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate. The fair value was determined using the Adjusted SOFR as of June 30, 2024 and December 31, 2023 plus an applicable spread, a Level 2 classification in the fair value hierarchy.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended June 30, 2024 and December 31, 2023.

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
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over

$23.5 billion in automotive loans, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 414 active lenders.
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
We facilitated 28,963 and 57,152 certified loans during the three and six months ended June 30, 2024, as compared to 34,354 and 66,762 certified loans during the three and six months ended June 30, 2023.
Total revenue was $26.7 million and $57.5 million for the three and six months ended June 30, 2024, as compared to $38.2 million and $76.5 million during the three and six months ended June 30, 2023.
Operating income was $4.0 million and $11.3 million for the three and six months ended June 30, 2024, as compared to $15.7 million and $32.8 million in the three and six months ended June 30, 2023.
Net income was $2.9 million and $8.0 million for the three and six months ended June 30, 2024, as compared to net income of $11.4 million and $23.9 million for the three and six months ended June 30, 2023.
Adjusted EBITDA was $9.9 million and $22.4 million for the three and six months ended June 30, 2024, as compared to $20.7 million and $42.0 million during the three and six months ended June 30, 2023. Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”
Highlights
The table below summarizes the dollar value of insured loans facilitated and the number of new contracts we signed with automotive lenders for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Certified loans	28,963	34,354	57,152	66,762
Value of insured loans facilitated (in thousands)	$819,253	$1,014,727	$1,607,140	$1,966,665
Average loan size per certified loan	$28,286	$29,537	$28,120	$29,458
Number of contracts signed with automotive lenders	13	13	24	21
We define “active lenders” as lenders who certify at least one loan during the preceding 12 months. As of June 30, 2024 and 2023, we had 414 and 446 active lenders, respectively. The table below represents lender count information for lenders with certified loan activity during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lenders certifying loans at beginning of period(3)	389	394	402	438
New lenders (1)	14	12	18	21
Net change in lenders (2)	(20)	(8)	(10)	(37)
Lenders certifying loans at end of period	383	398	410	422
(1) New lenders using LPP to certify loans for the first time during the period.
(2) Net change in the number of lenders previously onboarded who use LPP to certify loans during the period. Certain lenders experience periods of inactivity followed by periods of activity, causing the lender count to fluctuate from period to period.
(3) Lenders certifying loans at the beginning of the period has been corrected from the numbers reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2024, which inadvertently included numbers for fiscal year end instead of quarter end.
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

Earned Premium
We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $84.6 million and $169.7 million for the three and six months ended June 30, 2024, respectively, as compared to $81.7 million and $163.5 million, for the three and six months ended June 30, 2023, respectively.
Recent Developments
Insurance Carrier Partners
On June 24, 2024, we entered into a producer agreement with Securian Specialty Lines, Inc., an affiliate of Securian Financial Group, Inc., who will provide auto loan default insurance policies for LPP certified loans, from which we expect to earn profit share revenue and claims administration fees.
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

Concentration
The Company’s largest insurance carrier partners accounted for 31% and 10% of the Company’s total revenue during the three months ended June 30, 2024 and 35% and 10% during the six months ended June 30, 2024. The Company’s largest insurance carrier partners accounted for 34% and 10% of the Company's total revenue during the three months ended June 30, 2023 and 34% and 11% during the six months ended June 30, 2023.
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
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits of employees engaged in selling and marketing activities. We generally expect selling and marketing expenses to increase as a percentage of our program fee revenue in the near term as we remain focused on our go-to-market strategy.
Research and development expenses. Research and development expenses primarily consist of employee compensation and benefits of employees engaged in ongoing research and development. We generally expect our research and development expenses to decrease in the near term as our technology development team focuses on core platform enhancements in line with our strategic plan.

Other Income (Expense)
Interest expense. Interest expense primarily includes interest payments and the amortization of deferred financing costs in connection with the issuance of our debt.
Interest income. Interest income primarily includes interest earned on money market funds and U.S. Treasury securities.
Results of Operations
The following tables set forth our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in thousands)
Revenue
Program fees	$14,836	$17,893	(17)%	$29,145	$35,194	(17)%
Profit share	9,333	17,809	(48)%	23,215	36,411	(36)%
Claims administration and other service fees	2,558	2,452	4%	5,112	4,910	4%
Total revenue	26,727	38,154	(30)%	57,472	76,515	(25)%
Cost of services	5,713	6,117	(7)%	11,463	11,548	(1)%
Gross profit	21,014	32,037	(34)%	46,009	64,967	(29)%
Operating expenses
General and administrative	11,745	10,971	7%	23,724	21,166	12%
Selling and marketing	4,149	4,218	(2)%	8,363	8,627	(3)%
Research and development	1,130	1,128	—%	2,609	2,358	11%
Total operating expenses	17,024	16,317	4%	34,696	32,151	8%
Operating income	3,990	15,720	(75)%	11,313	32,816	(66)%
Interest expense	(2,736)	(2,655)	3%	(5,506)	(5,042)	9%
Interest income	3,086	2,452	26%	6,057	4,516	34%
Other expense, net	—	(6)	(100)%	—	(6)	(100)%
Income before income taxes	4,340	15,511	(72)%	11,864	32,284	(63)%
Income tax expense	1,438	4,140	(65)%	3,875	8,375	(54)%
Net income	$2,902	$11,371	(74)%	$7,989	$23,909	(67)%

Key Performance Measures
The following table sets forth key performance measures for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

Certified loans	28,963	34,354	(16)%	57,152	66,762	(14)%
Single-pay	26,063	29,770	(12)%	51,507	57,304	(10)%
Monthly-pay	2,900	4,584	(37)%	5,645	9,458	(40)%
Average program fees	$512	$521	(2)%	$510	$527	(3)%
Single-pay	$490	$491	—%	$486	$492	(1)%
Monthly-pay	$711	$714	—%	$728	$741	(2)%

Comparison of Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Program fees	$14,836	$17,893	$29,145	$35,194

Profit share
New certified loan originations	15,989	18,983	31,019	36,871
Change in estimated revenues	(6,656)	(1,174)	(7,804)	(460)
Total profit share	9,333	17,809	23,215	36,411

Claims administration and other service fees	2,558	2,452	5,112	4,910
Total revenue	$26,727	$38,154	$57,472	$76,515
Total revenue decreased by $11.4 million, or 30%, for the three months ended June 30, 2024 as compared to the same period in 2023, driven by a $8.5 million decrease in profit share revenue and a $3.0 million decrease in program fees, which was partially offset by increased claims administration and other service fee revenues of $0.1 million.
Total revenue decreased by $19.0 million, or 25%, for the six months ended June 30, 2024, as compared to the same period in 2023, driven by a $13.2 million decrease in profit share revenue and a $6.0 million decrease in program fees, which was partially offset by increased claims administration and other service fee revenues of $0.2 million.
Program fees revenue decreased by $3.0 million, or 17%, during the three months ended June 30, 2024 as compared to the same period in 2023 driven by a 16% decrease in certified loan volume and a 1% decrease in unit economics per certified loan.
Program fees revenue decreased by $6.0 million, or 17%, for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease in program fees revenue was driven by a 14% decrease in certified loan volume and a 3% decrease in unit economics per certified loan.
Profit share revenue decreased by $8.5 million, or 48%, during the three months ended June 30, 2024, as compared to the same period in 2023. Profit share revenue associated with new certified loan originations decreased $3.0 million, or 16%, primarily due to a 16% decrease in certified loans during the three months ended June 30, 2024, as compared to the same period in 2023. Profit share revenue associated with change in estimate decreased $5.5 million, or 467%, during those same periods.
During the three months ended June 30, 2024, we recorded $16.0 million in anticipated profit share associated with 28,963 new certified loans for an average of $552 per loan as compared to $19.0 million in anticipated profit share associated with 34,354 certified loans for an average of $553 per loan during the three months ended June 30, 2023. In addition, during the three months ended June 30, 2024, we recorded a reduction of $6.7 million in profit share revenue related to business in historic vintages primarily due to higher than anticipated loan defaults, partially offset by lower than anticipated severity of losses. During the three months ended June 30, 2023, we recorded a decrease of $1.2 million in profit share revenue related to business in historic vintages primarily due to higher than anticipated prepayments and loan defaults, partially offset by lower than anticipated severity of losses.
Profit share revenue decreased by $13.2 million, or 36%, during the six months ended June 30, 2024, as compared to the same period in 2023. Profit share revenue associated with new certified loan originations decreased $5.9 million, or 16%, primarily due to a 14% decrease in certified loans during the six months ended June 30, 2024, as compared to the same period in 2023. Profit share revenue associated with change in estimate decreased $7.3 million, or 1597% during those same periods.
During the six months ended June 30, 2024, we recorded $31.0 million in anticipated profit share associated with 57,152 new certified loans for an average of $543 per loan as compared to $36.9 million in anticipated profit share associated with 66,762 certified loans for an average of $552 per loan during the six months ended June 30, 2023. In addition, during the six months ended June 30, 2024, we recorded a reduction of $7.8 million in profit share revenue related to business in historic vintages primarily due to higher than anticipated loan defaults, partially offset by lower than anticipated severity of losses and prepayment rates. During the six months ended June 30, 2023, we recorded a reduction of $0.5 million in profit share revenue related to business in historic vintages primarily due to higher than anticipated prepayments and loan defaults, partially offset by lower than anticipated severity of losses.
Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ earned premium, increased by $0.1 million, or 4%, and $0.2 million, or 4%, for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year, due to increases of 4% and 4% in total earned premiums during the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year.
Cost of Services, Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Total revenue	$26,727	$38,154	$57,472	$76,515
Cost of services	5,713	6,117	11,463	11,548
Gross profit	$21,014	$32,037	$46,009	$64,967
Gross margin	79%	84%	80%	85%
Cost of services decreased $0.4 million, or 7%, during the three months ended June 30, 2024, as compared to the same period in 2023. Cost of services decreased $0.1 million, or 1%, during the six months ended June 30, 2024, as compared to the same period in 2023. For the three months ended June 30, 2024, as compared to the same period in 2023, the change is primarily due to lower commissions due to the decrease in certified loans.
Gross profit decreased by $11.0 million, or 34%, and $19.0 million, or 29%, during the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily driven by decreases in anticipated profit share and program fees, as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit	$21,014	$32,037	$46,009	$64,967
Operating expenses
General and administrative	11,745	10,971	23,724	21,166
Selling and marketing	4,149	4,218	8,363	8,627
Research and development	1,130	1,128	2,609	2,358
Total operating expenses	17,024	16,317	34,696	32,151
Operating income	$3,990	$15,720	$11,313	$32,816
Total revenue	$26,727	$38,154	$57,472	$76,515
Operating margin	15%	41%	20%	43%
General and administrative expenses increased by $0.8 million, or 7%, during the three months ended June 30, 2024 as compared to the same period in 2023 primarily driven by an increase in employee compensation and benefit costs due to the expansion of our corporate administration team in 2023. General and administrative expenses increased by $2.6 million, or 12%, during the six months ended June 30, 2024, as compared to the same period last year primarily driven by higher employee compensation and benefit costs of $3.6 million partially offset by decreased business taxes of $0.7 million.
Selling and marketing expenses decreased by $0.1 million and $0.3 million, or 2% and 3%, during the three and six months ended June 30, 2024 as compared to the same periods in 2023, primarily driven by a decrease in marketing expenses.
Research and development expenses were flat during the three months ended June 30, 2024, as compared to the same period in 2023. Research and development expenses increased by $0.3 million, or 11%, during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to increased focus on product support and the development of internal use software.
Operating income for the three and six months ended June 30, 2024 decreased by $11.7 million and $21.5 million, or 75% and 66%, respectively, as compared to the prior year periods, primarily driven by decreases in total revenues as well as changes in operating expenses, as discussed above.
Interest Expense
Interest expense increased $0.1 million, or 3%, for the three months ended June 30, 2024, as compared to the same period in 2023. Interest expense increased $0.5 million, or 9%, for the six months ended June 30, 2024, as compared to the same period in 2023. For both periods, interest expense increased as a result of higher borrowing costs during 2024.
Interest Income
During the three and six months ended June 30, 2024, interest income increased $0.6 million and $1.5 million, respectively, compared to the same periods in 2023, primarily due to interest earned on U.S. Treasury securities.
Income Taxes
During the three months ended June 30, 2024 and 2023, we recognized income tax expense of $1.4 million and $4.1 million, respectively, with effective tax rates of 33.1% and 26.7%, respectively. During the six months ended June 30, 2024 and 2023, we recognized income tax expense of $3.9 million and $8.4 million, respectively, with effective tax rates of 32.7% and 25.9%, respectively.
Income tax expense decreased $2.7 million and $4.5 million, or 65% and 54%, respectively, during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, primarily as a result of the decrease in income before income taxes.
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
The following table provides a summary of cash flow data:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$9,599	$45,579
Net cash used in investing activities	$(1,728)	$(843)
Net cash used in financing activities	$(2,075)	$(23,473)

Cash Flows from Operating Activities
Our cash flows provided by operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the non-cash adjustments in the operating activities in the unaudited Condensed Statement of Cash Flows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net income	$7,989	$23,909
Non-cash adjustments	9,407	6,956
Non-cash (gains) losses	37	6
Change in contract assets	(4,417)	15,775
Change in other assets and liabilities	(3,417)	(1,067)
Net cash provided by operating activities	$9,599	$45,579
Net cash provided by operating activities decreased by $36.0 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was primarily attributable to decreased cash collections of $38.5 million related to reduced profit share, program fees and claims administration service fee revenues, a $6.2 million increase in interest payments and a $3.2 million increase in cash payments related to cost of services and operating expenses and a $0.8 million reduction in working capital. This decrease in cash was offset by a $9.6 million reduction in income tax payments, and a $1.5 million increase in interest income received during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Cash Flows from Investing Activities
For the six months ended June 30, 2024 and 2023, net cash used in investing activities was $1.7 million and $0.8 million, respectively. For the six months ended June 30, 2024 and 2023, the investments were primarily related to computer software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in and provided by financing activities primarily consist of share repurchases, payments of debt and deferred financing costs.
For the six months ended June 30, 2024, net cash used in financing activities was $2.0 million and is related to $1.1 million for shares withheld for taxes associated with the vesting of restricted stock awards and a $0.9 million principal payment on our Term Loan due 2027.
For the six months ended June 30, 2023, net cash used in financing activities was $23.5 million and is primarily related to the repurchase of 3,095,334 shares of our common stock held in treasury stock for a total of $21.3 million, excluding excise tax.
Debt
As of June 30, 2024, we had no amounts outstanding under the Revolving Credit Facility and $143.3 million outstanding under our Term Loan due 2027.
Share Repurchase Program
The Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), allowing the Company to repurchase up to $75.0 million of the Company’s outstanding common stock until March 31, 2024. Pursuant to the Share Repurchase Program, the Company repurchased 5,233,065 and 2,643,306 shares at an average price of $7.13 and $6.82 for a total of $37.3 million and $18.0 million, excluding excise tax, during the years ended December 31, 2023 and 2022, respectively. These shares were recorded to Treasury stock, at cost in the unaudited Condensed Consolidated Balance Sheets, which includes $0.3 million of excise tax expected to be paid in October 2024. This excise tax payable is included within Accrued expenses in the unaudited Condensed Consolidated Balance Sheets.
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
The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$2,902	$11,371	$7,989	$23,909
Non-GAAP adjustments:
Interest expense	2,736	2,655	5,506	5,042
Income tax expense	1,438	4,140	3,875	8,375
Depreciation and amortization of fixed assets	415	252	787	496
Share-based compensation	2,368	2,319	4,222	4,163
Total adjustments	6,957	9,366	14,390	18,076
Adjusted EBITDA	$9,859	$20,737	$22,379	$41,985
Total revenue	$26,727	$38,154	$57,472	$76,515
Adjusted EBITDA margin	37%	54%	39%	55%
For the three and six months ended June 30, 2024, Adjusted EBITDA decreased by $10.9 million and $19.6 million, or 52% and 47%, respectively, as compared to the three and six months ended June 30, 2023. Adjusted EBITDA margin for the three months ended June 30, 2024 decreased to 37% as compared to 54% during the same period in 2023. Adjusted EBITDA margin for the six months ended June 30, 2024 decreased to 39% as compared to 55% during the same period in 2023.
The decrease in Adjusted EBITDA during the three and six months ended June 30, 2024 reflects our reduced revenue due to lower certified loan volume and the impact of profit share revenue change in estimate as well as increased cost of services and operating expenses during each period.
Critical Accounting Policies and Estimates
There have not been any material changes during the three and six months ended June 30, 2024 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report.

Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of our critical accounting policies and estimates.
Contractual Obligations
We had no material changes in our contractual commitments and obligations during the three and six months ended June 30, 2024 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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
As of June 30, 2024, we had outstanding amounts of $144.4 million under the Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2024. Borrowings under the Credit Agreement bear interest at a rate equal to Adjusted SOFR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.15% to 0.225% per annum on the average daily unused portion of the Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended June 30, 2024.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
04/01/2024-04/30/2024	7,896	$5.44	—	$—
05/01/2024-05/31/2024	13,976	$5.24	—	$—
06/01/2024-06/30/2024	—	$—	—	$—
Total	21,872		—
(1)    Includes 7,896 shares in April 2024, 13,976 shares in May 2024 and no shares in June 2024, which were purchased from employees to satisfy their tax withholding obligations related to share-based awards that vested during those months.

Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Separation Agreement by and between the Company and Thinh Nguyen, dated May 2, 2024 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed May 8, 2024).

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101*
The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

OPEN LENDING CORPORATION

/s/ Charles D. Jehl
Charles D. Jehl
August 9, 2024	Chief Financial Officer, Chief Operating Officer, and Interim Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)