Form 10-Q
period 2024-09-30
Open Lending Corp
filed 2024-11-08
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2024, the registrant had 119,350,001 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	September 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$250,233	$240,206
Restricted cash	10,714	6,463
Accounts receivable, net	4,566	4,616
Current contract assets, net	17,810	28,704
Income tax receivable	8,041	7,035
Other current assets	3,364	2,852
Total current assets	294,728	289,876
Fixed assets, net	5,534	3,913
Operating lease right-of-use asset, net	4,071	3,990
Contract assets	22,098	610
Deferred tax asset, net	65,614	70,113
Other assets	3,662	5,535
Total assets	$395,707	$374,037
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$282	$375
Accrued expenses	10,303	8,131
Current portion of debt	7,500	4,688
Third-party claims administration liability	10,750	6,464
Other current liabilities	2,445	932
Total current liabilities	31,280	20,590
Long-term debt, net of deferred financing costs	134,002	139,357
Operating lease liabilities	3,463	3,450
Other liabilities	6,499	5,060
Total liabilities	$175,244	$168,457
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 119,255,709 shares outstanding as of September 30, 2024 and 128,198,185 shares issued and 118,819,795 shares outstanding as of December 31, 2023	1,282	1,282
Additional paid-in capital	501,918	502,032
Accumulated deficit	(184,323)	(193,749)
Treasury stock at cost, 8,942,476 shares at September 30, 2024 and 9,378,390 at December 31, 2023	(98,414)	(103,985)
Total stockholders’ equity	$220,463	$205,580
Total liabilities and stockholders’ equity	$395,707	$374,037
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Program fees	$14,161	$15,416	$43,306	$50,610
Profit share	6,822	8,022	30,037	44,433
Claims administration and other service fees	2,493	2,568	7,605	7,478
Total revenue	23,476	26,006	80,948	102,521
Cost of services	6,127	5,369	17,590	16,917
Gross profit	17,349	20,637	63,358	85,604
Operating expenses
General and administrative	9,594	9,875	33,318	31,041
Selling and marketing	4,897	4,509	13,260	13,136
Research and development	992	1,717	3,601	4,075
Total operating expenses	15,483	16,101	50,179	48,252
Operating income	1,866	4,536	13,179	37,352
Interest expense	(2,962)	(2,799)	(8,468)	(7,841)
Interest income	3,221	2,801	9,278	7,317
Other expense, net	—	(3)	—	(9)
Income before income taxes	2,125	4,535	13,989	36,819
Income tax expense	688	1,532	4,563	9,907
Net income	$1,437	$3,003	$9,426	$26,912
Net income per common share
Basic	$0.01	$0.02	$0.08	$0.22
Diluted	$0.01	$0.02	$0.08	$0.22
Weighted average common shares outstanding
Basic	119,252,503	120,217,857	119,128,801	121,318,872
Diluted	119,480,577	121,298,880	119,427,952	122,065,718
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2023	128,198,185	$1,282	$502,032	$(193,749)	(9,378,390)	$(103,985)	$205,580
Share-based compensation	—	—	1,892	—	—	—	1,892
Restricted stock units issued, net of shares withheld for taxes	—	—	(5,307)	—	331,366	4,286	(1,021)
Net income	—	—	—	5,087	—	—	5,087
Balance as of March 31, 2024	128,198,185	$1,282	$498,617	$(188,662)	(9,047,024)	$(99,699)	$211,538
Share-based compensation	—	—	2,459	—	—	—	2,459
Restricted stock units issued, net of shares withheld for taxes	—	—	(1,344)	—	100,134	1,228	(116)
Net income	—	—	—	2,902	—	—	2,902
Balance as of June 30, 2024	128,198,185	$1,282	$499,732	$(185,760)	(8,946,890)	$(98,471)	$216,783
Share-based compensation	—	—	2,253	—	—	—	2,253
Restricted stock units issued, net of shares withheld for taxes	—	—	(67)	—	4,414	57	(10)
Net income	—	—	—	1,437	—	—	1,437
Balance as of September 30, 2024	128,198,185	$1,282	$501,918	$(184,323)	(8,942,476)	$(98,414)	$220,463

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

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$9,426	$26,912
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	6,408	6,826
Depreciation and amortization of fixed assets	1,281	824
Amortization of debt issuance costs	321	319
Non-cash operating lease cost	511	461
Deferred income taxes	4,499	386
Other	37	10
Changes in assets & liabilities:
Accounts receivable, net	50	455
Contract assets, net	(10,594)	26,199
Other current and non-current assets	(576)	(789)
Accounts payable	(92)	(67)
Accrued expenses	2,164	2,299
Income tax receivable, net	881	513
Operating lease liabilities	(464)	(412)
Third-party claims administration liability	4,286	1,749
Other current and non-current liabilities	2,838	218
Net cash provided by operating activities	20,976	65,903
Cash flows from investing activities
Purchase of property and equipment	(161)	(103)
Capitalized software development costs	(2,577)	(1,485)
Net cash used in investing activities	(2,738)	(1,588)
Cash flows from financing activities
Payments on term loans	(2,813)	(2,813)
Shares repurchased	—	(31,322)
Shares withheld for taxes related to restricted stock units	(1,147)	(288)
Net cash used in financing activities	(3,960)	(34,423)
Net change in cash and cash equivalents and restricted cash	14,278	29,892
Cash and cash equivalents and restricted cash at the beginning of the period	246,669	208,519
Cash and cash equivalents and restricted cash at the end of the period	$260,947	$238,411
Supplemental disclosure of cash flow information:
Interest paid	$7,981	$7,593
Income tax paid (refunded), net	$(817)	$9,008
Right-of-use assets obtained in exchange for lease obligations	$592	$—

Non-cash investing and financing:
Fixed assets accrued but not paid	$—	$2
Share-based compensation for capitalized software development	$196	$63
Capitalized software development costs accrued but not paid	$244	$230
Accrued excise tax associated with share repurchases	$—	$290
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
The Company’s flagship product, Lenders ProtectionTM platform (“LPP”), is a cloud-based automotive lending enablement platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to our insurance partners. The platform uses risk-based pricing models that enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. The Company’s proprietary risk models project loan performance, including expected losses and prepayments in arriving at the optimal contract interest rate. LPP recommends a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets.
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
The interim data includes all adjustments that are of a normal recurring nature, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2024.
(a) Concentrations of revenue and credit risks
The Company’s largest insurance carrier partner accounted for 35% of the Company’s total revenue during the three and nine months ended September 30, 2024. The Company’s largest insurance carrier partners accounted for 29% and 10% of the Company's total revenue during the three months ended September 30, 2023 and 32% and 11% during the nine months ended September 30, 2023.
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, restricted cash, accounts receivable and contract assets to the extent of the amounts recorded on the balance sheets.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Cash and cash equivalents are deposited in commercial analysis accounts, money market funds and U.S. Treasury securities at financial institutions with high credit standing. Restricted cash relates to funds held by the Company on behalf of the insurance partners, designated for the use of insurance claim payments. Restricted cash is deposited in commercial analysis accounts at one financial institution. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits of $250,000 per institution. The Company has not experienced any losses on its deposits of cash and cash equivalents and management believes the Company is not exposed to significant risks on such accounts.
The Company’s accounts receivable and contract assets are derived from revenue earned from customers. The Company maintains an allowance for expected credit losses, which represents an estimate based primarily on market implied lifetime probabilities of default and loss severities for assets with similar risk characteristics. As these inputs are derived from market observations, they inherently include forward-looking expectations about macro-economic conditions. The allowance is evaluated quarterly by the Company for adequacy by taking into consideration factors such as reasonableness of the market implied loss statistics, historical lifetime loss data and credit quality of the customer base. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers change, the Company’s estimate of the recoverability of its contract assets could be further adjusted. The Company does not have any material accounts receivable or contract assets receivable balances that are past due and has not written off any balances in its portfolio for the periods presented. The allowance for expected credit losses on accounts receivable and contract assets receivable, in the aggregate, was less than $0.1 million at September 30, 2024 and December 31, 2023.
At September 30, 2024 and December 31, 2023, the Company had one customer that represented at least 10% of the Company’s accounts receivable, net.
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
In connection with profit share revenue recognition and the estimation of contract assets, the Company uses a forecast model to estimate variable consideration based on undiscounted expected future profit share to be received from the insurance partners. The forecast model projects loan-level earned premiums and insurance claim payments driven by projections of prepayment rate, loan default rate and severity of loss. These assumptions are derived from an analysis of the historical performance of the active loan portfolio, prevailing default and prepayment trends, and macroeconomic projections. Estimates of variable consideration generated by the forecast model are constrained to the extent that it is probable that a significant reversal of revenue will not occur in future periods.
The Company continually assesses the default and prepayment assumptions of the forecast model against reported performance and lender delinquency data. The forecast model is updated to consider the actual prepayment rate, default, and severity experience with macroeconomic conditions.
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
Note 3—Contract Assets
Changes in the Company’s contract assets primarily result from the timing difference between the satisfaction of its performance obligation and receipt of the customer’s payment. The Company fulfills its obligation under a contract with a customer by transferring services in exchange for consideration from the customer. The Company recognizes contract assets when it transfers services to a customer, recognizes revenue for amounts not yet billed and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional.
For performance obligations related to profit share revenue that were satisfied in previous periods, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts contract assets accordingly. During the three and nine months ended September 30, 2024, contract asset adjustments attributable to profit share revenue forecast revisions resulted in decreases of $7.0 million and $14.8 million, respectively, as compared to decreases of $8.1 million and $8.5 million, respectively, during the three and nine months ended September 30, 2023.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total
	(in thousands)
Ending balance as of December 31, 2023	$22,855	$4,738	$1,721	$29,314
Increase of contract assets due to new business generation	44,801	43,377	7,605	95,783
Change in estimates of revenue from performance obligations satisfied in previous periods(1)	(14,764)	—	—	(14,764)
Payables (receivables) transferred from contract assets	3,646	(44,666)	—	(41,020)
Payments received from insurance carriers	(21,807)	—	(7,568)	(29,375)
Provision for expected credit losses	(37)	5	2	(30)
Ending balance as of September 30, 2024	$34,694	$3,454	$1,760	$39,908

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total
	(in thousands)
Ending balance as of June 30, 2024	$27,900	$3,629	$2,202	$33,731
Increase of contract assets due to new business generation	13,782	14,192	2,493	30,467
Change in estimates of revenue from performance obligations satisfied in previous periods(1)	(6,960)	—	—	(6,960)
Payables (receivables) transferred from contract assets	2,968	(14,367)	—	(11,399)
Payments received from insurance carriers	(2,981)	—	(2,936)	(5,917)
Provision for expected credit losses	(15)	—	1	(14)
Ending balance as of September 30, 2024	$34,694	$3,454	$1,760	$39,908
(1) Includes $(3.0) million of estimated, non-recurring charges associated with future claim payments and previous profit share receipts.

As of September 30, 2024 and December 31, 2023, the portion of the Company’s contract assets estimated to be received within one year consisted of $17.8 million and $28.7 million, respectively, and the portion estimated to be received beyond one year consisted of $22.1 million and $0.6 million, respectively.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Long-term Debt
The following table provides a summary of the Company’s debt as of the periods indicated:

	September 30, 2024	December 31, 2023
	(in thousands)
Term Loan due 2027	$142,500	$145,313
Revolving Credit Facility	—	—
Less: Unamortized deferred financing costs	(998)	(1,268)
Total debt	141,502	144,045
Less: current portion of debt	(7,500)	(4,688)
Total long-term debt, net of deferred financing costs	$134,002	$139,357
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
As of September 30, 2024, the Credit Agreement was subject to an Adjusted SOFR rate of 5.348% plus a spread of 2.375% per annum. Commitment fees were accrued at 0.225% under the Revolving Credit Facility’s unused commitment balance of $150 million as of September 30, 2024. As of September 30, 2024, the effective interest rate on the Company’s outstanding borrowings was 7.968%.
In connection with the Credit Agreement, the Company incurred aggregate deferred financing costs of $2.6 million, of which (i) $2.1 million was allocated to the related term loans and capitalized as a contra-liability against the principal balance of the term loans, and (ii) $0.5 million was allocated to the Revolving Credit Facility and included within Other assets on the unaudited Condensed Consolidated Balance Sheets. These deferred financing costs are amortized as interest expense using the effective interest method over the term of the Credit Agreement. Unamortized deferred financing costs related to the Term Loan due 2027 and the Revolving Credit Facility were $1.0 million and $0.2 million, respectively, as of September 30, 2024.
The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.0:1 and the

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
minimum fixed charge coverage ratio is 1.25:1. As of September 30, 2024, the Company was in compliance with all required covenants under the Credit Agreement.
Note 5—Income Taxes
During the three months ended September 30, 2024 and 2023, the Company recognized income tax expense of $0.7 million and $1.5 million, respectively, resulting in effective tax rates of 32.4% and 33.8%, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized income tax expense of $4.6 million and $9.9 million, respectively, resulting in effective tax rates of 32.6% and 26.9%, respectively. The Company’s income tax expense for the three and nine months ended September 30, 2024 and 2023 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% primarily due to state income tax expenses, and the officer’s compensation limitation under Section 162(m). The decrease in effective tax rates for the three and nine months ended September 30, 2024 compared to the same periods in 2023 is primarily due to decreased income before income taxes.
As of September 30, 2024, the Company has assessed whether it is more likely than not that the Company’s deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. The Company believes it is more-likely-than-not all deferred tax assets will be realized and has not recorded any valuation allowance as of September 30, 2024.
As of September 30, 2024, the Company has a receivable of $3.3 million related to a state income tax refund claim filed for a prior tax year. The liability for unrecognized tax benefits includes $3.8 million of tax expense associated with these refund claims and tax uncertainties in various state jurisdictions due to the complexity of applying evolving state tax laws and uncertainties with respect to sustaining the Company’s refund claims. The Company believes it is not reasonably possible that the unrecognized tax benefits will significantly change during the next twelve months.
Note 6—Net Income per Share
Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the three and nine months ended September 30, 2024 and 2023 include unvested and unexercised stock options, unvested time-based restricted stock units and unvested performance-based restricted stock units whose performance conditions have been satisfied. The potentially dilutive common shares during the same periods did not include performance-based restricted stock units if the performance conditions of these awards have not been satisfied. The potentially dilutive common shares are included in the calculation of diluted net income per share only when their effect is dilutive.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except shares and per share data)
Basic net income per share:
Numerator
Net income attributable to common stockholders	$1,437	$3,003	$9,426	$26,912
Denominator
Weighted average common shares outstanding	119,252,503	120,217,857	119,128,801	121,318,872
Basic net income per share attributable to common stockholders	$0.01	$0.02	$0.08	$0.22

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$1,437	$3,003	$9,426	$26,912
Denominator
Basic weighted average common shares outstanding	119,252,503	120,217,857	119,128,801	121,318,872
Dilutive effect of time-based and performance-based restricted stock units outstanding	228,074	1,081,023	299,151	746,846
Diluted weighted average common shares outstanding	119,480,577	121,298,880	119,427,952	122,065,718
Diluted net income per share attributable to common stockholders	$0.01	$0.02	$0.08	$0.22
The following potentially dilutive outstanding securities as of September 30, 2024 and 2023 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested and unexercised stock options	122,965	146,655	122,965	146,655
Unvested time-based restricted stock units	1,159,316	277,037	421,614	277,037
Unvested performance-based restricted stock units	697,238	424,675	697,238	424,675
Total	1,979,519	848,367	1,241,817	848,367
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets, including property and equipment and operating lease right-of-use assets, are subject to fair value adjustments whenever events or circumstances indicate the carrying value of the assets may not be recoverable and are subsequently written down to fair value when impaired. During the three and nine months ended September 30, 2024 and 2023, the Company had no impairment charges related to its property and equipment or operating lease right-of-use assets.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Total	Fair value measurement as of September 30, 2024
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$126,132	$126,132	$—	$—
U.S. Treasury securities	109,373	109,373	—	—
Total	$235,505	$235,505	$—	$—

	Total	Fair value measurement as of December 31, 2023
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$12,671	$12,671	$—	$—
U.S. Treasury securities	199,121	199,121	—	—
Total	$211,792	$211,792	$—	$—

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
Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial assets that are not measured at fair value:

	September 30, 2024		December 31, 2023
(in thousands)	Carrying value	Fair value	Carrying value	Fair value
Liabilities:
Debt	$141,502	$141,502	$144,045	$144,045
Total	$141,502	$141,502	$144,045	$144,045

The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate. The fair value was determined using the Adjusted SOFR as of September 30, 2024 and December 31, 2023 plus an applicable spread, a Level 2 classification in the fair value hierarchy.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended September 30, 2024 and December 31, 2023.

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
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over

$24.3 billion in automotive loans, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 406 active lenders.
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
Our flagship product, LPP, is a cloud-based automotive lending enablement platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to our insurance partners. The platform uses risk-based pricing models which enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. Our proprietary risk models project loan performance, including expected losses and prepayments in arriving at the optimal contract interest rate. With five-second decisioning, LPP recommends a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. LPP risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and Fair Credit Reporting Act-compliant alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
LPP is powered by technology that delivers speed and scalability in providing interest rate decisioning to automotive lenders. It supports the full transaction lifecycle, including credit application, underwriting, real-time insurance approval, settlement, servicing, invoicing of insurance premiums and fees and advance data analytics of the automotive lender’s portfolio under the program. Through electronic system integration, our software technology connects us to parties in our ecosystem.
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
We facilitated 27,435 and 84,587 certified loans during the three and nine months ended September 30, 2024, as compared to 29,959 and 96,721 certified loans during the three and nine months ended September 30, 2023.
Total revenue was $23.5 million and $80.9 million for the three and nine months ended September 30, 2024, as compared to $26.0 million and $102.5 million during the three and nine months ended September 30, 2023.
Operating income was $1.9 million and $13.2 million for the three and nine months ended September 30, 2024, as compared to $4.5 million and $37.4 million in the three and nine months ended September 30, 2023.
Net income was $1.4 million and $9.4 million for the three and nine months ended September 30, 2024, as compared to $3.0 million and $26.9 million for the three and nine months ended September 30, 2023.
Adjusted EBITDA was $7.8 million and $30.1 million for the three and nine months ended September 30, 2024, as compared to $10.3 million and $52.3 million during the three and nine months ended September 30, 2023.

Information regarding use of Adjusted EBITDA, a non-GAAP measure, and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is included in “Non-GAAP Financial Measures.”
Highlights
The table below summarizes the dollar value of insured loans facilitated and the number of new contracts we signed with automotive lenders for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Certified loans	27,435	29,959	84,587	96,721
Value of insured loans facilitated (in thousands)	$772,469	$883,470	$2,379,621	$2,850,133
Average loan size per certified loan	$28,156	$29,489	$28,132	$29,468
Number of contracts signed with automotive lenders	21	8	45	29
We define “active lenders” as lenders who certify at least one loan during the preceding 12 months. As of September 30, 2024 and 2023, we had 406 and 463 active lenders, respectively. The table below represents lender count information for lenders with certified loan activity during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lenders certifying loans at beginning of period	383	398	402	438
New lenders (1)	11	17	29	38
Net change in lenders (2)	—	(15)	(5)	(34)
Lenders certifying loans at end of period	394	400	426	442
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

Earned Premium
We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $83.7 million and $253.5 million for the three and nine months ended September 30, 2024, respectively, as compared to $85.6 million and $249.1 million, for the three and nine months ended September 30, 2023, respectively.
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
Concentration
The Company’s largest insurance partner accounted for 35% of the Company’s total revenue during the three and nine months ended September 30, 2024. The Company’s largest insurance partners accounted for 29% and 10% of the Company's total revenue during the three months ended September 30, 2023 and 32% and 11% during the nine months ended September 30, 2023.

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
Claims administration service fees. Claims administration service fees are paid to us by third-party insurance partners for credit default insurance claims adjudication services performed by our subsidiary, Insurance Administrative Services, LLC, on its insured servicing portfolio. The administration fee is equal to 3% of the monthly insurance earned premium for as long as the LPP certified loan remains outstanding.
Cost of Services and Operating Expenses
Cost of services. Cost of services primarily consists of fees paid to third-party partners for lead-generation efforts, compensation and benefit expenses relating to employees engaged in automotive lender customer service, product support and claims administration activities, fees paid for actuarial services related to the development of the monthly premium program, fees for integration with the loan origination systems of automotive lenders and fees paid to credit bureaus and data service providers for credit applicant data. In the near term, we generally expect cost of services to remain constant as a percentage of our program fee revenue.
General and administrative expenses. General and administrative expenses are comprised primarily of expenses relating to corporate-level employee compensation and benefits, non-cash share-based compensation, travel, meals and entertainment expenses, data and software expenses and professional and consulting fees. In the near term, we expect general and administrative expenses to remain constant.
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits of employees engaged in selling and marketing activities. We generally expect selling and marketing expenses to remain constant as a percentage of our program fee revenue in the near term.
Research and development expenses. Research and development expenses primarily consist of compensation and benefits of employees engaged in ongoing research and development. We generally expect our research and development expenses to remain constant in the near term.
Other Income (Expense)
Interest expense. Interest expense primarily includes interest payments and the amortization of deferred financing costs in connection with the issuance of our debt.
Interest income. Interest income primarily includes interest earned on money market funds and U.S. Treasury securities.

Results of Operations
The following tables set forth our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in thousands)
Revenue
Program fees	$14,161	$15,416	(8)%	$43,306	$50,610	(14)%
Profit share	6,822	8,022	(15)%	30,037	44,433	(32)%
Claims administration and other service fees	2,493	2,568	(3)%	7,605	7,478	2%
Total revenue	23,476	26,006	(10)%	80,948	102,521	(21)%
Cost of services	6,127	5,369	14%	17,590	16,917	4%
Gross profit	17,349	20,637	(16)%	63,358	85,604	(26)%
Operating expenses
General and administrative	9,594	9,875	(3)%	33,318	31,041	7%
Selling and marketing	4,897	4,509	9%	13,260	13,136	1%
Research and development	992	1,717	(42)%	3,601	4,075	(12)%
Total operating expenses	15,483	16,101	(4)%	50,179	48,252	4%
Operating income	1,866	4,536	(59)%	13,179	37,352	(65)%
Interest expense	(2,962)	(2,799)	6%	(8,468)	(7,841)	8%
Interest income	3,221	2,801	15%	9,278	7,317	27%
Other expense, net	—	(3)	(100)%	—	(9)	(100)%
Income before income taxes	2,125	4,535	(53)%	13,989	36,819	(62)%
Income tax expense	688	1,532	(55)%	4,563	9,907	(54)%
Net income	$1,437	$3,003	(52)%	$9,426	$26,912	(65)%
Key Performance Measures
The following table sets forth key performance measures for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

Certified loans	27,435	29,959	(8)%	84,587	96,721	(13)%
Single-pay	24,793	26,026	(5)%	76,300	83,330	(8)%
Monthly-pay	2,642	3,933	(33)%	8,287	13,391	(38)%
Average program fees (1)	$516	$527	(2)%	$512	$530	(3)%
Single-pay	$495	$490	1%	$489	$491	—%
Monthly-pay (1)	$713	$860	(17)%	$723	$812	(11)%
(1) Excludes one-time adjustments of $0.4 million and $0.6 million for the three and nine months ended September 30, 2023, respectively.

Comparison of Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Program fees	$14,161	$15,416	$43,306	$50,610

Profit share
New certified loan originations	13,782	16,079	44,801	52,950
Change in estimated revenues	(6,960)	(8,057)	(14,764)	(8,517)
Total profit share	6,822	8,022	30,037	44,433

Claims administration and other service fees	2,493	2,568	7,605	7,478
Total revenue	$23,476	$26,006	$80,948	$102,521
Total revenue decreased by $2.5 million, or 10%, for the three months ended September 30, 2024 as compared to the same period in 2023, driven by a $1.2 million decrease in profit share revenue and a $1.3 million decrease in program fees.
Total revenue decreased by $21.6 million, or 21%, for the nine months ended September 30, 2024, as compared to the same period in 2023, driven by a $14.4 million decrease in profit share revenue and a $7.3 million decrease in program fees, which was partially offset by increased claims administration and other service fee revenues of $0.1 million.
Program fees revenue decreased by $1.3 million, or 8%, during the three months ended September 30, 2024 as compared to the same period in 2023 driven by an 8% decrease in certified loan volume.
Program fees revenue decreased by $7.3 million, or 14%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease in program fees revenue was driven by a 13% decrease in certified loan volume and a 3% decrease in unit economics per certified loan.
Profit share revenue decreased by $1.2 million, or 15%, during the three months ended September 30, 2024, as compared to the same period in 2023. Profit share revenue associated with new certified loan originations decreased $2.3 million, or 14%, primarily due to an 8% decrease in certified loans and a 7% decrease in unit economics during the three months ended September 30, 2024, as compared to the same period in 2023. Profit share revenue associated with change in estimate increased $1.1 million, or 14%, during those same periods.
During the three months ended September 30, 2024, we recorded $13.8 million in anticipated profit share associated with 27,435 new certified loans for an average of $502 per loan as compared to $16.1 million in anticipated profit share associated with 29,959 certified loans for an average of $537 per loan during the three months ended September 30, 2023. In addition, during the three months ended September 30, 2024, we recorded a reduction of $7.0 million in profit share revenue related to business in historic vintages. Of the $7.0 million, $4.0 million is primarily due to higher than anticipated loan defaults, partially offset by lower than anticipated severity of losses. The incremental $3.0 million reduction in profit share revenue represents an estimated, non-recurring liability for future claim payments and previous profit share receipts. During the three months ended September 30, 2023, we recorded a decrease of $8.1 million in profit share revenue related to business in historic vintages primarily due to higher than anticipated prepayments and loan defaults, partially offset by lower than anticipated severity of losses.
Profit share revenue decreased by $14.4 million, or 32%, during the nine months ended September 30, 2024, as compared to the same period in 2023. Profit share revenue associated with new certified loan originations decreased $8.1 million, or 15%, primarily due to a 13% decrease in certified loans and a 3% decrease in unit economics during the nine months ended September 30, 2024, as compared to the same period in 2023. Profit share revenue associated with change in estimate decreased $6.2 million, or 73%, during those same periods.
During the nine months ended September 30, 2024, we recorded $44.8 million in anticipated profit share associated with 84,587 new certified loans for an average of $530 per loan as compared to $53.0 million in anticipated profit share associated with 96,721 certified loans for an average of $547 per loan during the nine months ended September 30, 2023. In addition, during the nine months ended September 30, 2024, we recorded a reduction of $14.8 million in profit share revenue related to business in historic vintages. Of the $14.8 million, $11.8 million is primarily due to higher than anticipated loan defaults, partially offset by lower than anticipated severity of losses. The incremental $3.0 million reduction in profit share revenue represents an estimated, non-recurring liability for future claim payments and previous profit share receipts. During the nine months ended September 30, 2023, we recorded a reduction of $8.5 million in profit share revenue related to business in historic vintages primarily due to higher than anticipated prepayments and loan defaults, partially offset by lower than anticipated severity of losses.
Revenue from claims administration and other service fees decreased by $0.1 million, or 3%, for the three months ended September 30, 2024 as compared to the same period in the prior year, due to a 2% decrease in total earned premiums during the three months ended September 30, 2024 as compared to the same period in the prior year.
Revenue from claims administration and other service fees increased $0.1 million, or 2%, for the nine months ended September 30, 2024 as compared to the same period in the prior year, due to a 2% increase in total earned premiums during the nine months ended September 30, 2024 as compared to the same period in the prior year.
Cost of Services, Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Total revenue	$23,476	$26,006	$80,948	$102,521
Cost of services	6,127	5,369	17,590	16,917
Gross profit	$17,349	$20,637	$63,358	$85,604
Gross margin	74%	79%	78%	83%
Cost of services increased $0.8 million, or 14%, during the three months ended September 30, 2024, as compared to the same period in 2023. Cost of services increased $0.7 million, or 4%, during the nine months ended September 30, 2024, as compared to the same period in 2023. For the three and nine months ended September 30, 2024, as compared to the same periods in 2023, the change is primarily due to increased employee compensation and benefits of $0.4 million and $0.7 million, respectively, and increased fees paid to data service providers of $0.3 million and $0.8 million, respectively. For the nine months ended September 30, 2024, these increased costs were partially offset by a $1.3 million decrease in partner commissions, driven by lower loan certifications in 2024 versus 2023.
Gross profit decreased by $3.3 million, or 16%, and $22.2 million, or 26%, during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily driven by decreases in anticipated profit share and program fees, as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit	$17,349	$20,637	$63,358	$85,604
Operating expenses
General and administrative	9,594	9,875	33,318	31,041
Selling and marketing	4,897	4,509	13,260	13,136
Research and development	992	1,717	3,601	4,075
Total operating expenses	15,483	16,101	50,179	48,252
Operating income	$1,866	$4,536	$13,179	$37,352
Total revenue	$23,476	$26,006	$80,948	$102,521
Operating margin	8%	17%	16%	36%

General and administrative expenses decreased by $0.3 million, or 3%, during the three months ended September 30, 2024 as compared to the same period in 2023 primarily driven by a decrease in employee compensation and benefit costs due to a decrease in the bonus accrual. General and administrative expenses increased by $2.3 million, or 7%, during the nine months ended September 30, 2024, as compared to the same period last year primarily driven by higher employee compensation and benefit costs of $3.5 million partially offset by decreased business taxes of $0.8 million due to non-recurring events in 2023.
Selling and marketing expenses increased by $0.4 million and $0.1 million, or 9% and 1%, during the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily driven by higher employee compensation and benefit costs. For the nine months ended September 30, 2024, these increased costs were partially offset by a $0.3 million decrease in direct marketing expenses.
Research and development expenses decreased $0.7 million, or 42% during the three months ended September 30, 2024, as compared to the same period in 2023. Research and development expenses decreased by $0.5 million, or 12%, during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to increased focus on product support and the development of internal use software.
Operating income for the three and nine months ended September 30, 2024 decreased by $2.7 million and $24.2 million, or 59% and 65%, respectively, as compared to the prior year periods, primarily driven by decreases in total revenues as well as changes in operating expenses, as discussed above.
Interest Expense
Interest expense increased $0.2 million, or 6%, for the three months ended September 30, 2024, as compared to the same period in 2023. Interest expense increased $0.6 million, or 8%, for the nine months ended September 30, 2024, as compared to the same period in 2023. For both periods, interest expense increased as a result of higher borrowing costs during 2024.
Interest Income
During the three and nine months ended September 30, 2024, interest income increased $0.4 million and $2.0 million, respectively, compared to the same periods in 2023, primarily due to an increase in interest earned on U.S. Treasury Securities and Money Market accounts.
Income Taxes
During the three months ended September 30, 2024 and 2023, we recognized income tax expense of $0.7 million and $1.5 million, respectively, with effective tax rates of 32.4% and 33.8%, respectively. During the nine months ended September 30, 2024 and 2023, we recognized income tax expense of $4.6 million and $9.9 million, respectively, with effective tax rates of 32.6% and 26.9%, respectively.
Income tax expense decreased $0.8 million and $5.3 million, or 55% and 54%, respectively, during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, primarily as a result of the decrease in income before income taxes.
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
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$20,976	$65,903
Net cash used in investing activities	$(2,738)	$(1,588)
Net cash used in financing activities	$(3,960)	$(34,423)
Cash Flows from Operating Activities
Our cash flows provided by operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the non-cash adjustments in the operating activities in the unaudited Condensed Statement of Cash Flows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net income	$9,426	$26,912
Non-cash adjustments	13,020	8,816
Non-cash (gains) losses	37	10
Change in contract assets	(10,594)	26,199
Change in other assets and liabilities	9,087	3,966
Net cash provided by operating activities	$20,976	$65,903
Net cash provided by operating activities decreased by $44.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was primarily attributable to decreased cash collections of $58.8 million related to reduced profit share, program fees and claims administration service fee revenues, and $2.0 million increase in interest expense payments. The decrease in cash was offset by a $9.8 million reduction in income tax payments, $2.0 million increase in interest income received, $1.8 million decrease in cash payments related to cost of services and operating expenses and $2.3 million reduction in working capital during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Cash Flows from Investing Activities
For the nine months ended September 30, 2024 and 2023, net cash used in investing activities was $2.7 million and $1.6 million, respectively. For the nine months ended September 30, 2024 and 2023, the investments were primarily related to internal use software development costs.
Cash Flows from Financing Activities
Our cash flows used in financing activities primarily consist of share repurchases, payments of debt and deferred financing costs.
For the nine months ended September 30, 2024, net cash used in financing activities was $3.9 million which includes a $2.8 million principal payment on our Term Loan due 2027 and $1.1 million for shares withheld for payroll taxes associated with the vesting of restricted stock awards.
For the nine months ended September 30, 2023, net cash used in financing activities was $34.4 million and is primarily related to the repurchase of 4,296,927 shares of our common stock held in treasury stock for a total of $31.3 million, excluding excise tax, as well as $2.8 million principal payment on our Term Loan due 2027.

Debt
As of September 30, 2024, we had no amounts outstanding under the Revolving Credit Facility and $141.5 million outstanding under our Term Loan due 2027.
Share Repurchase Program
The Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), allowing the Company to repurchase up to $75.0 million of the Company’s outstanding common stock until March 31, 2024. Pursuant to the Share Repurchase Program, the Company repurchased 5,233,065 and 2,643,306 shares at an average price of $7.13 and $6.82 for a total of $37.3 million and $18.0 million, excluding excise tax, during the years ended December 31, 2023 and 2022, respectively. These shares were recorded to Treasury stock, at cost in the unaudited Condensed Consolidated Balance Sheets, which includes $0.3 million of excise tax paid in October 2024. This excise tax payable is included within Accrued expenses in the unaudited Condensed Consolidated Balance Sheets.
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
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures used by management to evaluate its operating performance, generate future operating plans and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. These measures further provide useful analysis of period-to-period comparisons of our business, as they exclude the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income excluding interest expense, income taxes, depreciation and amortization expense of property and equipment and share-based compensation expense. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.
The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$1,437	$3,003	$9,426	$26,912
Non-GAAP adjustments:
Interest expense	2,962	2,799	8,468	7,841
Income tax expense	688	1,532	4,563	9,907
Depreciation and amortization of fixed assets	494	328	1,281	824
Share-based compensation	2,186	2,663	6,408	6,826
Total adjustments	6,330	7,322	20,720	25,398
Adjusted EBITDA	$7,767	$10,325	$30,146	$52,310
Total revenue	$23,476	$26,006	$80,948	$102,521
Adjusted EBITDA margin	33%	40%	37%	51%

For the three and nine months ended September 30, 2024, Adjusted EBITDA decreased by $2.6 million and $22.2 million, or 25% and 42%, respectively, as compared to the three and nine months ended September 30, 2023. Adjusted EBITDA margin for the three months ended September 30, 2024 decreased to 33% as compared to 40% during the same period in 2023. Adjusted EBITDA margin for the nine months ended September 30, 2024 decreased to 37% as compared to 51% during the same period in 2023.
The decrease in Adjusted EBITDA during the three and nine months ended September 30, 2024 reflects our reduced revenue due to lower certified loan volume and the impact of profit share revenue change in estimate as well as increased cost of services and operating expenses during each period.
Critical Accounting Policies and Estimates
There have not been any material changes during the three and nine months ended September 30, 2024 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of our critical accounting policies and estimates.
Contractual Obligations
We had no material changes in our contractual commitments and obligations during the three and nine months ended September 30, 2024 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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
As of September 30, 2024, we had outstanding amounts of $142.5 million under the Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2024. Borrowings under the Credit Agreement bear interest at a rate equal to Adjusted SOFR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.15% to 0.225% per annum on the average daily unused portion of the Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended September 30, 2024.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
07/01/2024-07/31/2024	—	$—	—	$—
08/01/2024-08/31/2024	637	$5.40	—	$—
09/01/2024-09/30/2024	1,004	$6.18	—	$—
Total	1,641		—
(1)    Includes no shares in July 2024, 637 shares in August 2024 and 1,004 shares in September 2024, which were purchased from employees to satisfy their payroll tax withholding obligations related to share-based awards that vested during those months.

Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Amended and Restated Employment Agreement by and between Open Lending Corporation and Charles D. Jehl, dated September 11, 2024 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed September 12, 2024).

31.1*	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101*
The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

OPEN LENDING CORPORATION

/s/ Charles D. Jehl
Charles D. Jehl
November 8, 2024	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)