Form 10-K
period 2024-12-31
Open Lending Corp
filed 2025-03-31
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ___________  to _______________

Commission file number 001-39326
OPEN LENDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			84-5031428
State or other jurisdiction of incorporation or organization			(I.R.S. Employer Identification No.)

1501 S. MoPac Expressway Suite #450	Austin	Texas	78746
(Address of principal executive offices)			(Zip Code)
(512) 892-0400
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	LPRO	The Nasdaq Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price of $5.58 for shares of the Registrant’s common stock as reported by the Nasdaq, was approximately $0.5 billion. Shares of common stock beneficially owned by each executive officer, director and holders of more than 10% of the Registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 25, 2025, the registrant had 119,782,899 outstanding shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2025 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
•our financial performance;
•changes in our strategy, future operations, financial position, forecasting model, estimated revenues and losses, projected costs, prospects and plans;
•the turnover in automotive lenders, as well as varying activation rates and volatility in usage of our Lenders ProtectionTM platform (“LPP”) by automotive lenders;
•the impact of macroeconomic conditions and the relative strength of the overall economy, including its effect on unemployment, consumer spending and consumer demand for automotive products;
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
•changes in applicable laws or regulations, including under the current U.S. administration; and
•applicable taxes, inflation, tariffs, supply chain disruptions, including global hostilities and responses thereto, interest rates and the regulatory environment.
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
Company Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers (“OEM captive finance companies”). Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over one million automotive loans representing over $25.1 billion in originations, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 441 active lenders.
Lenders Protection Platform
Our flagship product, LPP, is a cloud-based automotive lending enablement platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to our insurance partners. The platform uses risk-based pricing models which enable automotive lenders to assess the credit risk of a potential borrower using data-driven analysis. Our proprietary risk models project loan performance, including expected losses and prepayments, in arriving at the optimal contract interest rate. LPP recommends a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. LPP risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and Fair Credit Reporting Act (“FCRA”)-compliant alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
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
We operate a business-to-business model. Our customers are automotive lenders. LPP enables automotive lenders to expand their lending guidelines to offer loans to borrowers with lower credit bureau scores, potentially leading to increased loan originations and higher loan advance rates. LPP integrates directly with automotive lenders’ existing loan origination systems, facilitating electronic delivery of all-inclusive loan rates in real-time to automotive lenders. LPP is designed to provide a real-time experience for automotive lenders that is intuitive and easy to use.
We have exclusivity agreements with insurance partners who provide default insurance to automotive lenders on individual automotive loans processed through LPP, which underwrites the risk on each loan application. Our insurance partners issue default insurance to our customers, thereby creating a direct contractual relationship between the insurer and the lender. We allocate loan applications to insurance partners based on pre-determined percentages, which are embedded within LPP.
Our insurance partners contract with our wholly owned subsidiary, Insurance Administrative Services, LLC (“IAS”), to perform claims administration and in turn pay us administrative fees representing a portion of the insurance premiums paid by the automotive lenders. IAS provides continuity of customer service and allows for a seamless experience between LPP, insurance partners and automotive lenders.
We refer to loans facilitated through LPP as certified loans based on the date the loan is awarded to the consumer. Revenue is comprised of program fees paid by automotive lenders for the use of LPP to underwrite loans; profit-sharing with our insurance partners that provide default insurance to automotive lenders; and fees paid by our insurance partners for claims administration services. Approximately 80% of the expected revenue is collected in the first 12 months after loan origination, with the balance comprised of administration fees and underwriting profit share that are realized over the remaining life of the loan.
LPP program fees vary as a percentage of the loan amount, averaging $515 per loan in 2024, and are recognized upon receipt of the loan by the consumer. The program fee is typically paid either in one single payment in the month following loan certification or in equal monthly payments over the 12 months following loan certification. Profit share represents our participation in the underwriting profit generated through the use of LPP. We receive 72% of the aggregate monthly insurance underwriting profit on each insurer’s portfolio, calculated as the monthly premium earned by the carrier less the carrier’s expenses and incurred losses. The underwriting profit on each loan is earned upfront and received over its life, with the majority received in the first 12 months of the loan. In 2024, LPP generated, on average, $479 in profit share revenue per loan, which excludes the change in estimate associated with profit share reported on certified loans. We refer to the prior periods as historic vintages. Claims management administration fees are typically calculated as 3% of monthly insurance earned premium for as long as a loan remains outstanding. The administration fee is recognized monthly as earned and decreases over time as the loan amortizes.
Our Ecosystem
LPP enables the parties in our robust ecosystem to benefit from the ability to integrate with one another through our platform, which we believe improves the volume and quality of lending options made available to both lenders and borrowers in the automotive market.
Automotive Lenders
Our customers are credit unions, regional banks, finance companies and OEM captive finance companies that use LPP. Our customers rely on us to assist in insuring against loan defaults by pairing them with highly rated insurance companies that mitigate the added risk associated with lending to near-prime and non-prime borrowers.
We support new and used automotive loans originated through a number of channels, including direct loans where the customer interfaces directly with the lender, indirect loans through networks of auto dealers who work with our lenders, and in targeted refinance programs implemented by our lenders.
Insurance Partners
As of December 31, 2024, we partner with three active insurance partners to provide auto loan default insurance policies for LPP certified loans. Our insurance partners are required to maintain not less than “A-” Financial Strength Rating by A.M. Best insurance rating company.
On November 13, 2024, we mutually agreed with Arch Insurance North America (“Arch”) to terminate our program management agreement with Arch, effective as of November 15, 2024. Arch will no longer provide auto loan default insurance policies for LPP certified loans. However, Arch will continue to service and provide claim funding for any of its existing default insurance policies for the remaining life of the loans associated with such policies. In 2024, we transitioned our customers who previously used Arch to our other insurance carriers.

See “Item 1A—Risk Factors—Risks Related to Our Business—If we lose one of more of our insurance partners and are unable to replace their commitments, it could have a material adverse effect on our business.”
Borrowers
We address the financing needs of borrowers with a credit bureau score generally between 560 and 699, also referred to as consumers. We seek to meet their specific needs by supporting lending opportunities through the use of LPP.
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
Increased profitability and higher risk-adjusted return on assets. In an effort to manage risk, most automotive lenders concentrate their loan portfolios in super prime and prime auto loans. Automotive lenders’ appetite for these loans results in an efficient market where competition is expressed through interest rates. For automotive lenders that do not have size and scale, the result is a compressed return on assets on their super prime and prime loan portfolios. The near-prime and non-prime segment is less efficient and consumer behavior is driven more by monthly loan payments than interest rates. We believe LPP enables automotive lenders to generate higher returns on assets and equity than traditional prime and super prime portfolios with a risk profile supported by credit default protection from highly rated insurers. Additionally, many of the loans generated using LPP have already been processed and denied through the automotive lender’s loan origination system. The automotive lenders already incur costs for processing such loans and LPP enables such lenders to convert the costs of a denied loan into an earning asset.
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
Insurance Partners
Access to our proprietary technology and lenders. Over the past two decades, we have built and refined our technology in an effort to deliver significant value to automotive lenders. We believe our insurance partners would require significant time and investment to build such a technology solution and lender network.
No customer acquisition cost and limited operating expenses. LPP alleviates the need for our insurance partners to bear any marketing, software development or technology infrastructure costs to insure loans. In addition, by providing claims administration services, we minimize the insurer carriers’ administrative burden in servicing insurance policies.
Diversified risk with increased return on equity. Auto loan default coverage is a relatively unique line of insurance for insurers and, historically, the default insurance our insurance partners have provided through LPP has generated underwriting profits for our insurance partners.
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
We compete with providers that offer credit decisioning and underwriting software and services to credit unions, regional banks, finance companies, OEM captive finance companies and other lenders that make auto loans to borrowers, including near-prime and non-prime borrowers.
We also compete with loan origination system providers that perform custom underwriting rules and loan underwriting, as well as third-party lending-as-a-service companies that provide turn-key loan origination systems.
The near-prime and non-prime lending market is highly fragmented and competitive. We face competition from a diverse landscape of consumer lenders, including traditional banks and credit unions, as well as alternative technology-enabled lenders. Many of our competitors are (or are affiliated with) financial institutions with the capacity to hold loans on their balance sheets. These would include money center banks, super-banks, banks, OEM captive finance companies and sub-prime lenders. Some of these competitors offer a broader suite of products and services than we do, including retail banking solutions, credit and debit cards and loyalty programs.

Government Regulation
We operate in a heavily regulated industry that is highly focused on consumer protection. Statutes, regulations and practices that have been in place for many years may be changed, including under the new U.S. administration, and new laws have been, and may continue to be, introduced to address real and perceived problems in the financial services industry in general and automotive lending in particular. These laws and how they are interpreted continue to evolve.
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
•the Equal Credit Opportunity Act, and its implementing Regulation B, which prohibits creditors from discriminating against credit applicants regarding any aspect of a credit transaction on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or any applicable state law;
•the FCRA, and its implementing Regulation V, as amended by the Fair and Accurate Credit Transactions Act, which promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies and imposes certain notice and disclosure obligations on the users of consumer reports and credit bureau scores;
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
Employees and Human Capital Resources
Our employees are a critical component of our success. As of December 31, 2024, we had 205 employees, primarily located in the greater Austin, Texas area. We consider our relationship with our employees to be good and strive to maintain a mission-driven culture with a focus on employee input and well-being. Our core values are trustworthiness, commitment, respect, humility, teamwork, innovation, and quality.
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
Our principal executive office is located at 1501 S. Mopac Expressway, Suite 450, Austin, Texas 78746, and our telephone number is (512) 892-0400.
Available Information
Our website address is www.openlending.com and our investor relations website is investors.openlending.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We use our website as a channel of distribution for material company information. Important information, including news releases, financial information, earnings and analyst presentations, and information about upcoming presentations and events is routinely posted and accessible at investors.openlending.com. Our websites and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report.
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
•If we lose one or more of our insurance partners and are unable to replace their commitments, it could have a material adverse effect on our business.
•We use estimates in recognizing profit share revenue, and changes in these estimates have affected and may in the future adversely affect our revenues and future expected cash flows.
•We rely extensively on models in managing many aspects of our business. Any inaccuracies or errors in our models could have an adverse effect on our business.
•We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results.
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
•Fraudulent activity could negatively impact our business and could cause automotive lenders to be less willing to originate loans or insurance partners to be less willing to underwrite policies through the use of LPP.
•Cyber-attacks and other security breaches could have a material adverse effect on our business.

•Disruptions in the operation of our computer systems and third-party data centers could have an adverse effect on our business.
•If the underwriting models we use contain errors or are otherwise ineffective, our reputation and relationships with automotive lenders and insurance partners could be harmed.
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
•Our management has limited experience in operating a public company.
Risks Related to Our Regulatory Environment
•We are subject to certain federal and state consumer protection laws. The contours of the Dodd-Frank UDAAP standard remain uncertain and there is a risk that certain features of our business could be deemed to be a UDAAP.
•Potential legal, regulatory, and policy changes by the new U.S. administration may directly affect financial institutions and the global economy.
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
Our business, the consumer financial services industry and automotive lenders’ businesses, are sensitive to macroeconomic conditions. Economic factors such as interest rates, inflation, tariffs, uncertainty or changes in monetary and related policies, market volatility, consumer confidence and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified borrowers to take out loans. Such conditions are also likely to affect the ability and willingness of borrowers to pay amounts owed to automotive lenders, each of which would have a material adverse effect on our business.
General economic conditions and the willingness or ability of automotive lenders to deploy capital impact our performance. Recently, the credit markets have experienced instability, resulting in credit and liquidity concerns and increased loan default rates. Many lenders have subsequently reduced their willingness to make new loans and have tightened their credit requirements.
Geopolitical conflicts, including Russia’s invasion of Ukraine and the conflict in the Middle East, have resulted in supply chain disruption, increased costs for transportation and energy, increased inflationary pressures, higher interest rates and volatility in global markets, which may adversely affect our business and our results of operations.
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
Weakening economic conditions, in particular increases in unemployment, will lead to increased defaults and insurance claim payments, resulting in higher losses for our insurance partners. Increased claim payments may affect the willingness of our insurance partners to provide default insurance. In the event insurer losses cause one of our insurance partners to cease providing insurance, it would have a material adverse effect on our operations and financial results.
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
Our top ten automotive lenders (including certain groups of affiliated automotive lenders) accounted for a significant percentage of the total program fee revenue in 2024. We expect to have significant concentration in our largest automotive lender relationships for the foreseeable future. In the event that one or more of our significant automotive lenders, or groups of automotive lenders terminate their relationships with us, or if one or more of our significant automotive lenders generates significantly fewer certified loans, the number of loans originated through LPP would decline, which would materially and adversely affect our business and, in turn, our revenue.
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
If we lose one or more of our insurance partners and are unable to replace their commitments, it could have a material adverse effect on our business.
As of December 31, 2024, we relied on three active insurance partners to insure the loans generated by the automotive lenders using LPP. We have entered into separate producer and claims service agreements with each of these carriers. The producer and claims service agreements with these insurance partners generally contain customary termination provisions that allow them to terminate the agreement upon written notice after the occurrence of certain events including, among other things, breach of the producer agreement; changes in regulatory requirements making the agreement unenforceable; or for convenience once a specified term has come to an end.
On November 13, 2024, we mutually agreed with Arch to terminate our program management agreement with Arch, effective as of November 15, 2024. Arch will no longer provide auto loan default insurance policies for LPP certified loans. However, Arch will continue to service and provide claim funding for any of its existing default insurance policies for the remaining life of the loans associated with such policies.
As of the date of this Annual Report, we partner with AmTrust North America, Inc., Securian Specialty Lines Inc. and StarStone Specialty Insurance Company. If any of our insurance partners were to terminate their agreements with us and we are unable to replace their commitments through new or existing insurance partners, it could have a material adverse effect on our business, operations and financial condition.
We use estimates in recognizing profit share revenue, and changes in these estimates have affected and may in the future adversely affect our revenues and future expected cash flows.
We recognize profit share revenue pursuant to the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, we rely on assumptions to calculate the expected value of profit share revenue, which is our share of our insurance partners’ underwriting profit. On a quarterly basis, we use a forecast model to project loan-level earned premiums and insurance claim payments, the two components that determine profit share revenue. Our forecasts are driven by our projections of prepayment rate, loan default rate and severity of loss on our remaining active loan portfolio as of the reporting date. These projections are derived from an analysis of the historical portfolio performance, prevailing default and prepayment trends, and macroeconomic projections. Estimates of variable consideration generated by the forecast model are constrained to the extent that it is probable that a significant reversal of revenue will not occur in future periods. The recognition of our profit share revenue requires complex estimates and judgments by management and is subject to various factors outside of our control. Changes in the current economic behavior of the loans can impact the forecast models and cause the estimated profit share consideration to deviate from the historical patterns.
Changes in these projections or the underlying assumptions have resulted, and in the future may result, in negative changes in estimated profit share revenues, which in turn may have a material adverse effect on our revenues and future expected cash flows.
For example, for the fourth quarter ended December 31, 2024, we performed our quarterly evaluation and updated our profit share revenue forecast, which resulted in a reduction to estimated profit share revenue of $81.3 million. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the updated profit share revenue forecast.
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
We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results.
As of December 31, 2024, the Company has assessed whether it is more likely than not that the Company’s deferred tax assets will be realized and, given the magnitude of the current year losses related to the Company’s profit share revenue change in estimate, recorded a full valuation allowance of $86.1 million. The valuation allowance will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability the Company is able to achieve.
We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future, and adjustments in our valuation allowance may be required. The recording of any future increases in or release of all or any portion of our valuation allowance could have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.
Changes in market interest rates have had and could continue to have an adverse effect on our business.
The fixed interest rates charged on the loans that automotive lenders originate are calculated based upon market benchmarks at the time of origination. Market benchmarks typically rise when the U.S. Federal Reserve raises the federal funds rate, and the U.S. Federal Reserve raised the federal funds rate in 2022 and 2023 to combat inflation. These increases in the market benchmark resulted in increases in the interest rates on new loans. Increased interest rates have impacted and may continue to adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates have led to higher rates charged to the consumer, which have negatively impacted the ability of automotive lenders to generate volume and in turn, our ability to generate revenues on loans originated using LPP.
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

We have pursued and may in the future continue to pursue growth opportunities, which may result in significant demands on operational, administrative and financial resources.
We have pursued and may in the future continue to pursue growth opportunities, which may result in significant demands on operations, marketing, compliance and accounting infrastructure, and has resulted in increased expenses, which we expect to continue as we grow. In addition, we are required to continuously develop and adapt systems and infrastructure in response to the increasing sophistication of the consumer finance market and regulatory developments relating to existing and projected business activities and those of automotive lenders. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources.
As a result of our growth, we may face significant challenges in:
•securing commitments from existing and new automotive lenders to provide loans to consumers;
•maintaining existing and developing new relationships with additional automotive lenders;
•maintaining existing and developing new relationships with additional insurance partners;
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
LPP is vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks or similar disruptions, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data. Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry. Functions that facilitate interactivity with other internet platforms could increase the scope of access of hackers to user accounts. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products to the satisfaction of our customers and their consumers may harm our reputation and our ability to retain existing customers. We cannot assure that the systems and processes that are designed to protect data, prevent data loss, disable undesirable accounts and activities and prevent or detect security breaches will provide absolute security. If an actual or perceived breach of security occurs to our systems or a third party’s systems, we could also be required to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including notifying users or regulators.
If we experience negative publicity, we may lose the confidence of automotive lenders and our insurance partners who use or partner with LPP and our business may suffer.
Reputational risk, or the risk of negative publicity or to public opinion, is inherent to our business. Consumer financial services companies have experienced increased reputational harm as consumers and regulators take issue with certain practices and judgments, including, for example, fair lending, credit reporting accuracy, lending to members of the military, state licensing (for automotive lenders, servicers and money transmitters) and debt collection. Given that our primary customers are automotive lenders in the customer financial services space, any reputational risk associated with our customers is in turn attributable to us. Maintaining a positive reputation is critical to our ability to attract and retain existing and new automotive lenders, insurance partners, investors and employees. Negative public opinion can arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, automotive lenders, insurance partners, automobile dealers, outsourced service providers or other counterparties; litigation or regulatory actions; failure by us, automotive lenders, or automobile dealers to meet minimum standards of service and quality; inadequate protection of consumer information; failure of automotive lenders to adhere to the terms of their LPP agreements or other contractual arrangements or standards; failure of our insurance partners and our subsidiary, IAS, to satisfactorily administer claims; compliance failures; and media coverage, whether accurate or not. Negative public opinion can diminish the value of our brand and adversely affect our ability to attract and retain automotive lenders and insurance partners as a result of which our operations may be materially harmed and we could be exposed to litigation and regulatory action.
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
In addition, a number of participants in the consumer finance industry have been the subject of punitive class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business. Such securities litigation could also give rise to perceived uncertainties as to our future, adversely affect our relationships with our partners and make it more difficult to attract and retain qualified personnel. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties related to any securities litigation.
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
Fraudulent activity could negatively impact our business and could cause automotive lenders to be less willing to originate loans or insurance partners to be less willing to underwrite policies through the use of LPP.
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
In the normal course of our business, we collect, process and retain sensitive and confidential information regarding automotive lenders, insurance partners and consumers. We also have arrangements with certain third-party service providers that require us to share consumer information. Our facilities and systems, and those of automotive lenders, insurance partners and third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events. We, automotive lenders, insurance carriers and third-party service providers have experienced all of these events to varying degrees in the past and expect to continue to experience them in the future. We also face security threats from malicious third parties that could obtain unauthorized access to our systems and networks, and we anticipate these threats will continue to grow in scope and complexity over time. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security, confidentiality and integrity of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.
Information security risks in the financial services industry have increased, in part because of evolving technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks and other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We and automotive lenders may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. Prevention and early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid prevention and detection. We also may fail to detect the existence of a successful security breach related to the information of automotive lenders, insurance carriers and consumers that we retain as part of our business and may be unable to prevent unauthorized access to that information.
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
These computer systems and third-party data centers may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, pandemics, terrorist attacks, cyber-attacks or other events. Any such catastrophes could have a negative effect on our business and technology infrastructure (including our computer network systems), on automotive lenders and insurance partners and on consumers. These events also could impair the ability of third parties to provide critical services to us. All of these adverse effects of catastrophic events could result in a decrease in the use of our solution and payments to us, which could have a material adverse effect on our business.
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
If the underwriting models we use contain errors or are otherwise ineffective, our reputation and relationships with automotive lenders and insurance partners could be harmed.
Our ability to attract automotive lenders to LPP is significantly dependent on our ability to effectively evaluate a consumer’s credit profile and likelihood of default and potential loss in accordance with automotive lenders’ and insurance partners’ underwriting policies. Our business depends significantly on the accuracy and success of our underwriting model. To conduct this evaluation, we use proprietary credit decisioning and scoring models. If any of the credit decisioning and scoring models we use contain programming or other errors, is ineffective or the data provided by consumers or third parties is incorrect or stale, or if we are unable to obtain accurate data from consumers or third parties (such as credit reporting agencies), our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans, incorrect approvals or denials of loans. This could damage our reputation and relationships with automotive lenders and insurance partners, which could have a material adverse effect on our business.
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
The Credit Agreement, dated as of March 19, 2021, by and among the Company, Wells Fargo Bank, N.A., as administrative agent, and the financial institutions party thereto as lenders, as amended by the First Amendment to Credit Agreement, dated as of September 9, 2022 (collectively, the “Credit Agreement”), provides for credit facilities consisting of a senior secured term loan facility of up to $150 million (the “Term Loan due 2027”) along with a senior secured revolving loan facility of up to $150 million at any time outstanding (the “Revolving Credit Facility” and, together with the Term Loan due 2027, the “Credit Facilities”). Borrowings under the Credit Facilities bear interest at a variable rate based on the net secured leverage ratio. Our obligations under the Credit Agreement are guaranteed by all of our subsidiaries and secured by substantially all of our assets and substantially all of our subsidiaries’ assets, in each case, subject to certain customary exceptions. The Credit Facilities mature on September 9, 2027.
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
If such acceleration under the Credit Agreement occurs, our ability to fund operations could be adversely affected.
We may be unable to sufficiently protect our proprietary rights and may encounter disputes from time to time relating to our use of the intellectual property of third parties.
We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. We have service mark registrations in the U.S. We also own the domain name rights for Openlending.com, Openlending.net, Openlending.us, Dev-openlending.com, Lendersprotection.org, Lendersprotection.us, Lend-pro.com, Lend-pro.org, Lend-pro.us, Lend-pro.net, Lendpro.net, Lendpro.io, Lendpro.info, Lendpro.org, Lendpro.us, Lendersprotection.com, Sayyestomoreloans.com, Sayyestomoreloans.net, as well as other words and phrases important to our business. Nonetheless, third parties may challenge, invalidate or circumvent our intellectual property, and our intellectual property may not be sufficient to provide us with a competitive advantage.
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
To the extent that we seek to grow through future acquisitions, or other strategic initiatives, investments or alliances, we may not be able to do so effectively.
We may in the future seek to grow our business by exploring potential acquisitions or other strategic initiatives, investments or alliances. We may not be successful in identifying businesses or opportunities that meet our acquisition, expansion or investment criteria. In addition, even if a potential acquisition target or other strategic investment is identified, we may not be successful in completing such acquisition, launching and implementing such initiative or integrating such new business or other investment.
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
In addition, potential acquisitions or other strategic initiatives, investments or alliances may distract management, slow improvements in our existing products and services or result in unexpected significant costs and expenses. We may not succeed in generating new revenues, in an amount to achieve profitability, if at all.
There is no assurance that we will be able to manage expanding operations, including from acquisitions, initiatives, investments or alliances, effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses. Furthermore, we may be responsible for any legacy liabilities of businesses we acquire or be subject to additional liability in connection with other strategic initiatives or investments. The existence or amount of these liabilities may not be known at the time of acquisition, or other strategic investment, and may have a material adverse effect on our business.
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
Potential legal, regulatory, and policy changes by the new U.S. administration may directly affect financial institutions and the global economy.
The new U.S. administration and Congress may result in changes to regulatory oversight and/or uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry; however, the nature, timing, and economic and political effects of such potential changes remain uncertain. At this time, it is unclear which laws, regulations, and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our business, financial condition and results of operations.
Our industry is highly regulated and is undergoing regulatory transformation, which results in inherent uncertainty. Changing federal, state, and local laws, as well as changing regulatory enforcement policies and priorities, may negatively impact our business.
In connection with our administration of LPP, we are subject to extensive regulation, supervision and examination under U.S. federal and state laws and regulations. We are required to comply with numerous federal, state, and local laws and regulations that regulate, among other things, the manner in which we administer LPP, the terms of the loans that automotive lenders originate, the products of insurance partners, production of those products, insurance claims administration, and the fees that we may charge. Any failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and/or damage our reputation, which could materially and adversely affect our business. Regulators have broad discretion with respect to the interpretation, implementation, and enforcement of these laws and regulations, including through enforcement actions that could subject us to civil money penalties, customer remediation, increased compliance costs, and limits or prohibitions on our ability to offer certain products or services or to engage in certain activities. In addition, to the extent that we undertake actions requiring regulatory approval or non-objection, regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business. Moreover, any competitors subject to different, or in some cases less restrictive, legislative or regulatory regimes may have or obtain a competitive advantage over us.
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
In choosing whether and how to conduct business with us, current and prospective automotive lenders and insurance carriers can be expected to take into account the legal, regulatory, and supervisory regimes that apply to them, including potential changes in the application or interpretation of regulatory standards, licensing requirements, or supervisory expectations. Regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts automotive lenders or insurance carriers. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of the regulations and laws and their interpretation of the quality of automotive lenders’ loan portfolios and other assets. If any regulatory agency’s assessment of the quality of automotive lenders’ assets, operations, lending practices, investment practices or other aspects of their business changes, or those with respect to our insurance partners, it may materially reduce automotive lenders’ or insurance partners’ earnings, capital ratios and share price in such a way that affects our business.
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
As of December 31, 2024, a significant portion of the outstanding shares of our common stock is held by entities affiliated with us and our executive officers, directors, and founders. Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.
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
We have implemented a variety of measures to assess, identify and manage material risks from cybersecurity threats. These measures include automated source code testing to help align our security infrastructure with application security best practices, and automated scanning and alerts to assess compliance against established security baselines. Our cybersecurity risk management process also includes defined timeframes for addressing vulnerabilities or other gaps identified by our automated detection and scanning tools. We also perform an annual evaluation of our alignment with the U.S. Commerce Department’s National Institute of Standards and Technology framework. In addition, our Information Security team performs regular internal vulnerability scans across our information technology systems, and we use an independent third-party service provider for the completion of bi-annual penetration testing to maintain our SOC II compliance.
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
Cybersecurity Governance
Cybersecurity is an area of focus for our Board of Directors and our management. The Audit Committee of our Board of Directors is primarily responsible for the oversight of risks from cybersecurity threats and is informed about cybersecurity risks through presentations from members of our management responsible for day-to-day management and mitigation of cybersecurity risks, as well as through its direct participation in our ERM process, which holistically addresses risks faced by us, including cybersecurity risk.
Our cybersecurity risk management processes are led by members of our management team, who are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through management of, and participation in, the cybersecurity risk management and strategic processes described above, including the operation of our Incident Response Plan. Our management team reports and provides updates to the Audit Committee on risks from cybersecurity threats quarterly or as needed.
Item 2. Properties.
We lease our office space, which includes 25,368 square feet located at 1501 South MoPac Expressway, Suite 450, Austin, TX 78746 and 5,421 square feet located at Tower 909 Building, 909 Lake Carolyn Parkway, Irving, TX 75039. We believe our current office space is sufficient to meet our needs until the expiration of our leases.
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
Item 4. Mine Safety Disclosures.
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the Nasdaq under the symbol “LPRO.” As of March 25, 2025, there were 23 registered stockholders of record. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended December 31, 2024.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
10/01/2024-10/31/2024	52,122	$5.71	—	$—
11/01/2024-11/30/2024	—	$—	—	$—
12/01/2024-12/31/2024	—	$—	—	$—
Total	52,122		—
(1) Includes shares purchased from employees to satisfy their payroll tax withholding obligations related to share-based awards that vested during those months.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant.
Equity Compensation Plan Information
The information concerning our equity compensation plans is incorporated by reference herein to the section in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”) entitled “Equity Compensation Plan Information.”

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

Comparison of 55 Month Cumulative Total Return
Assumes Initial Investments of $100
December 2024
300
200
100
0
6/10/20
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Open Lending Corporation
S&P 500 Index
Peer Group

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8. Financial Statements and Supplementary Data. This section of our Annual Report generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those factors discussed below and elsewhere in this Annual Report, particularly in Item 1A—Risk Factors and Cautionary Note Regarding Forward-Looking Statements, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and OEM captive finance companies. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over one million automotive loans representing over $25.1 billion in originations, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 441 active lenders.
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
Our flagship product, LPP, is a cloud-based automotive lending enablement platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to our insurance partners. The platform uses risk-based pricing models which enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. Our proprietary risk models project loan performance, including expected losses and prepayments, in arriving at the optimal contract interest rate. With five-second decisioning, LPP recommends a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. LPP risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and FCRA-compliant alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
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
We facilitated 110,652 and 122,984 certified loans during the years ended December 31, 2024 and 2023, respectively.
Total revenue was $24.0 million and $117.5 million for the years ended December 31, 2024 and 2023, respectively.
Operating loss was $65.4 million and operating income was $29.1 million for the years ended December 31, 2024 and 2023, respectively.
Net loss was $135.0 million and net income was $22.1 million for the years ended December 31, 2024 and 2023, respectively.

Impact Related to Profit Share Revenue Change in Estimates
Each quarter, we evaluate and update our profit share revenue forecast and make adjustments to our profit share revenue and related contract assets accordingly. During the year ended December 31, 2024, we recorded a reduction in estimated profit share revenues of $96.1 million, of which $81.3 million was recorded in the fourth quarter of 2024, primarily due to heightened delinquencies and corresponding defaults associated with loans originated in 2021 through 2024.
As discussed below, three factors primarily contributed to this reduction of estimated profit share during the fourth quarter of 2024.
First, there was continued deterioration of our 2021 and 2022 vintages. These certified loans were generated when used car values reached an all-time high in late 2021, driven by pandemic-related disruptions in the supply chain. The subsequent decline in used car values has increased the likelihood of default on vehicles that are now worth significantly less than their corresponding outstanding loan balances. Adjustments to the forecasted performance of our 2021 and 2022 vintages accounted for approximately 40% of our total negative change in estimate for the fourth quarter of 2024.
Second, continued elevated claims and delinquencies as a result of broader macroeconomic conditions accounted for approximately 20% of our total negative change in estimate for the fourth quarter of 2024.
Finally, we identified two cohorts of borrowers, borrowers with credit builder tradelines and borrowers with fewer positive tradelines, that caused our 2023 and 2024 vintages to underperform. Adjustments to the forecasted performance of loans to these two cohorts of borrowers accounted for approximately 40% of our total negative change in estimate for the fourth quarter.
As a result of the profit share change in estimate adjustment, for the year ended December 31, 2024, we reduced our contract assets by $48.5 million and recorded an excess profit share receipts liability of $47.6 million, attributable to the change in our expected profit share revenue. Any future adjustments to profit share revenue forecasts, positive or negative, will impact profit share revenue. Refer to Note 3—Contract Assets and Excess Profit Share Receipts for further discussion.

Highlights
The table below summarizes the total dollar-value of insured loans we facilitated, the number of new contracts we signed with automotive lenders and the number of active lenders for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Certified loans	110,652	122,984
Value of insured loans facilitated (in thousands)	$3,111,753	$3,614,303
Average loan size per certified loan	$28,122	$29,388
Number of contracts signed with automotive lenders	58	44
Number of active lenders at end of period(1)	441	454
(1) Active lenders is defined as lenders who certify at least one loan during the preceding 12 months. This number includes 39 and 47 new lenders using LPP to certify loans for the first time during the years ended December 2024 and 2023, respectively.

Key Performance Measures
We review several key performance measures to evaluate business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to our investors and counterparties because such metrics are used to measure and model the performance of companies with recurring revenue streams.
The following table sets forth key performance measures for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	% Change
Certified loans	110,652	122,984	(10)%
Single-pay	100,015	106,767	(6)%
Monthly-pay	10,637	16,217	(34)%
Average program fees (1)	$515	$527	(2)%
Single-pay	$497	$492	1%
Monthly-pay (1)	$720	$825	(13)%
(1) Excludes one-time adjustment of $0.6 million for the year ended December 31, 2023.
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
Earned Premium
We earn a monthly claims administration service fee, which is calculated by our insurance partners as 3% of the monthly net insurance earned premium collected over the life of the underlying loan. We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $336.9 million and $335.0 million for the years ended December 31, 2024 and 2023, respectively.
Industry Trends and General Economic Conditions
Our results of operations have been and may continue to be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending, consumer demand for automotive financing and our lender customer’s liquidity. As general economic conditions improve or deteriorate, the amount of disposable income consumers have tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to enter into loans to finance purchases and consumers’ ability to afford financial obligations. Specific economic factors such as inflation, fluctuating interest rates, tariffs, uncertainty or changes in monetary and related policies, market volatility, supply chain disruptions, consumer confidence and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.
Concentration
We rely on our insurance partners for a significant portion of our revenue. Refer to Note 2 — Summary of Significant Accounting and Reporting Policies for the concentration of revenues from these customers.
Termination or disruption of these relationships could materially and adversely impact our revenue. See “Item 1A—Risk Factors—Risks Related to Our Business—If we lose one or more of our insurance partners and are unable to replace their commitments, it could have a material adverse effect on our business.”

Components of Results of Operations
Total Revenue
Our revenue is generated through three streams: (i) program fees paid to us by automotive lenders, (ii) profit share paid to us by insurance partners, and (iii) claims administration service fees paid to us by insurance partners. Our revenue grows as we increase active automotive lenders using LPP as it influences the number of loans funded on LPP. Growth in our active automotive lender relationships will depend on our ability to retain existing automotive lenders and add new ones.
Program fees. Program fees are paid by automotive lenders for the use of LPP, our cloud-based automotive lending enablement platform, which provides loan analytics solutions and automated issuance of credit default insurance with third-party insurance providers. These fees are based on a percentage of each certified loan’s original principal balance and recognized as revenue upfront upon certification of the loan by the lending institution. The fee percentage rate varies based on the agreement with each lender. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts for certain lenders. Fees are calculated as a percentage of the funded loan amount and may be subject to a cap. For monthly-pay loans, the fee paid by the lender is typically 3% of the initial amount of the loan and is not capped.
Profit share. Profit share represents our participation in the underwriting profit of third-party insurance partners who provide automotive lenders with credit default insurance on loans those lenders make using LPP. We receive a percentage of the aggregate monthly insurance underwriting profit over the term of the underlying insured loan. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including reserves for incurred, but not reported losses), with losses accrued and carried forward to future profit share calculations. Thus, the profit share payments received from the insurance carriers are based on the monthly activity of the aggregated loan portfolio at the insurance partner level and can vary each period. In periods where the expenses and losses on the loan portfolio exceed the monthly earned premiums, no profit share payments are received and future monthly insurance underwriting profits earned are reduced until the earned premiums for the aggregate loan portfolio exceed the accumulated losses at the insurance partner level.
Upon placement of the insurance, we estimate the total variable consideration we expect to receive from the insurance company over the term of the underlying insured loan using a forecast model based on undiscounted expected future profit share to be received from our insurance partners. The forecast model projects loan-level earned premiums and insurance claim payments driven by projections of prepayment rate, loan default rate and severity of loss on the Company’s remaining active loan portfolio as of the reporting date. These assumptions are derived from an analysis of the historical portfolio performance, prevailing default and prepayment trends, and macroeconomic projections. Estimates of variable consideration generated by the forecast model are constrained to the extent that it is probable that a significant reversal of revenue will not occur in future periods. We recognize the estimated profit share revenue upon the placement of the insurance as all performance obligations are satisfied at that time and record a contract asset for the consideration we expect to receive over the term of the underlying insured loan.
On a quarterly basis, we update the assumptions used in the forecast model and recognize a change in estimate adjustment to our profit share revenue and contract assets and the related excess profit share receipts liability in the period, which could be material. We rely on assumptions to calculate the value of profit share revenue, which is our share of insurance partners’ underwriting profit. We continue to assess the assumptions used in our forecast model against reported performance and lender delinquency data and make updates to the forecast model in an effort to help ensure that default, severity and prepayment rate projections align with actual experience. Positive change in estimates associated with historic vintages generate additional revenues and future expected cash flows, while negative change in estimates generate a reduction in revenues and future expected cash flows. Please refer to Critical Accounting Policies and Estimates for more information on these assumptions.
Claims administration service fees. Claims administration service fees are paid to us by third-party insurance partners for credit default insurance claims adjudication services performed by our subsidiary, IAS, on its insured servicing portfolio. The administration fee is equal to 3% of the monthly insurance earned premium for as long as the LPP certified loan remains outstanding.

Cost of Services and Operating Expenses
Cost of services. Cost of services primarily consists of fees paid to third party partners for partner commissions, compensation and benefit expenses relating to employees engaged in automotive lender customer service, product support and claims administration activities, fees paid for actuarial services related to the development of the monthly premium program, fees for integration with the loan origination systems of automotive lenders, fees paid to credit bureaus and data service providers for credit applicant data and amortization of capitalized software development costs related to our cloud-based solutions. In the near term, we generally expect cost of services to decrease as a percentage of our program fee revenue.
General and administrative expenses. General and administrative expenses are comprised primarily of employee compensation and benefits as well as travel, meals and entertainment expenses, for corporate level employees, data and software expenses and professional and consulting fees. In the near term, we expect general and administrative expenses to decrease as we focus on cost saving initiatives.
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits, as well as travel, meals and entertainment expenses, for employees engaged in selling and marketing activities and costs of our business development and marketing programs. We generally expect selling and marketing expenses to remain constant in the near term.
Research and development expenses. Research and development expenses primarily consist of employee compensation and benefits, as well as travel, meals and entertainment expenses, for employees engaged in product development activities. We generally expect our research and development costs to increase in the near term as we continue to invest in new and existing products and services. In addition, we capitalize certain research and development expenses related to the development of new functionality for our cloud-based solutions, which may cause our research and development expense to fluctuate from period to period.
Other Income (Expense)
Interest expense. Interest expense primarily includes interest payments and the amortization of deferred financing costs in connection with the issuance of our debt. Since the borrowings outstanding under our debt currently bear interest at variable rates, we expect our interest expense may continue to fluctuate as a result of changes in interest rates.
Interest income. Interest income primarily includes interest earned on money market funds and U.S. Treasury securities.
Comparison of Year Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Program fees	$57,040	$64,092	$(7,052)	(11)%

Profit share
New certified loan originations	52,979	66,113	(13,134)	(20)%
Change in estimated revenues	(96,102)	(22,812)	(73,290)	321%
Total profit share	(43,123)	43,301	(86,424)	(200)%

Claims administration and other service fees	10,107	10,067	40	—%
Total revenue	$24,024	$117,460	$(93,436)	(80)%
Total revenue decreased by $93.4 million, or 80%, primarily driven by a $86.4 million decrease in profit share revenue and a $7.1 million decrease in program fees revenue. Claims administration fee revenue was flat compared to the year ended December 31, 2023.

Program Fees. Program fees revenue decreased $7.1 million, or 11%, primarily driven by a 10% decrease in certified loan volume and a 2% decrease in unit economics per certified loan as compared to the year ended December 31, 2023.
Profit Share. Profit share revenue decreased by $86.4 million, or 200%, primarily due to an increase in the negative change in estimate adjustment during the period and a decrease in anticipated profit share revenue associated with new certified loan originations.
During the year ended December 31, 2024, we recorded $53.0 million in anticipated profit share associated with 110,652 certified loans for an average of $479 per loan, as compared to $66.1 million in anticipated profit share associated with 122,984 certified loans for an average of $538 per loan during the year ended December 31, 2023. The decrease in the average revenue per loan was due to a decrease in expected future profit share to be received from our insurance partners on the loans certified based on current estimates of loan default rates, prepayment rates and severity of losses.
In addition, during the year ended December 31, 2024, we recorded a reduction in estimated profit share revenues of $96.1 million for changes in estimates of variable consideration related to performance obligations satisfied in previous periods, or historic vintages, primarily as a result of forecast assumption changes due to higher than anticipated loan default rates associated with loans originated in 2021 through 2024, partially offset by lower than anticipated severity of losses. As the expected profit share variable consideration is recorded and updated on a quarterly basis, the reduction in estimated profit share revenue includes adjustments to revenue recorded in the previous quarters of the same fiscal year reported.
During the year ended December 31, 2023, we recorded a reduction of $22.8 million in estimated profit share revenues related to business in historic vintages primarily as a result of forecast assumptions changes due to higher than anticipated loan default rates and prepayment rates, partially offset by lower than anticipated severity of losses.
Claims Administration and Other Service Fees. Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ annual earned premium, was relatively flat for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Cost of Services, Gross Profit and Gross Margin

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Revenue	$24,024	$117,460	$(93,436)	(80)%
Cost of services	23,855	22,282	1,573	7%
Gross profit (loss)	$169	$95,178	$(95,009)	(100)%
Gross margin	1%	81%		(80)%
Cost of Services. Cost of services increased $1.6 million, or 7%, primarily due to a $0.8 million in increase employee compensation and benefit costs associated with our focus on product support and the growth of our claims administration team and $1.1 million increase in fees paid to data service providers, partially offset by a decrease in other variable cost of services.
Gross Profit. Gross profit decreased by $95.0 million, or 100%, primarily driven by decreases in program fees and profit share revenues and an increase in cost of services, as discussed above.

Operating Expenses, Operating Income (Loss) and Operating Margin

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Gross profit (loss)	$169	$95,178	$(95,009)	(100)%
Operating expenses
General and administrative	43,867	43,043	824	2%
Selling and marketing	17,218	17,485	(267)	(2)%
Research and development	4,462	5,575	(1,113)	(20)%
Total operating expenses	$65,547	$66,103	$(556)	(1)%
Operating income (loss)	$(65,378)	$29,075	$(94,453)	(325)%
Operating margin	(272)%	25%		(297)%
General and Administrative. General and administrative expenses increased by $0.8 million, or 2%, primarily driven by an increase in corporate employee compensation and benefit costs of $3.2 million, partially offset by a $2.0 million decrease in business taxes due to non-recurring events in 2023.
Selling and Marketing. Selling and marketing expenses decreased by $0.3 million, or 2%, primarily driven by a $0.6 million decrease in marketing expenses, mostly associated with reduced spending on events, media relations and branding, partially offset by a $0.5 million increase in employee compensation and benefits.
Research and Development. Research and development expenses decreased by $1.1 million, or 20%, primarily due to a decrease in employee compensation and benefit costs due to an increase in capitalized employee costs related to our LPP platform.
Operating income (loss). Operating income (loss) decreased by $94.5 million, or 325%, primarily driven by decreases in total revenues as well as changes in cost of services and operating expenses, as discussed above.
Interest Expense and Interest Income

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest expense	$(11,317)	$(10,661)	$(656)	6%
Interest income	$12,090	$10,335	$1,755	17%
Interest expense increased $0.7 million, or 6%, as a result of higher borrowing costs during 2024 primarily due to an increase in applicable margins based on our total net leverage ratio, partially offset by a decrease in interest rates.
Interest income increased $1.8 million, or 17%, primarily due to an increase in interest earned on our U.S Treasury securities and Money Market accounts.
Income Taxes

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Income (loss) before income taxes	$(64,605)	$28,858	$(93,463)	(324)%
Income tax expense	$70,405	$6,788	$63,617	937%
Effective tax rate	(109.0)%	23.5%
Income tax expense increased $63.6 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily as a result of the impact of recording a valuation allowance on all of our deferred tax assets during the period. Refer to Note 12 — Income Taxes for further discussion.

Liquidity and Capital Resources
Our principal liquidity requirements are to (i) meet working capital, tax and capital expenditure needs, and (ii) service and repay our indebtedness.
Cash Flow and Liquidity Analysis
We assess liquidity primarily in terms of our ability to generate cash to fund operating and investing activities. A significant portion of our cash from operating activities is derived from our profit share arrangements with our insurance partners, which are subject to judgments and forecast model assumptions and is, therefore, subject to variability. Changes in these assumptions have resulted in negative impacts to our estimated profit share revenues, which may adversely affect our future expected cash flows. Despite this uncertainty, we believe that our existing cash resources and the Revolving Credit Facility will provide sufficient liquidity to fund our near-term working capital needs. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. Refer to Critical Accounting Policies and Estimates and Item 1A — Risk Factors for a full description of the related estimates, assumptions, and judgments.
Based on our assessment of the underlying provisions and circumstances of our contractual obligations, other than the risks that we and other similarly situated companies face with respect to macroeconomic conditions and the condition of the capital markets (as described in Item 1A—Risk Factors), there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.
The following table provides a summary of cash flow data:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$17,598	$82,658
Net cash used in investing activities	$(3,896)	$(2,178)
Net cash used in financing activities	$(6,447)	$(42,330)
Cash Flows from Operating Activities
Our cash flows provided by operating activities reflect net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the adjustments in the operating activities in the Statement of Cash Flows:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Net income (loss)	$(135,010)	$22,070
Non-cash adjustments	81,723	6,729
Change in contract assets	14,247	46,116
Change in excess profit share receipts	47,556	—
Change in other assets and liabilities	9,082	7,743
Net cash provided by operating activities	$17,598	$82,658
Net cash provided by operating activities decreased by $65.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily attributable to decreased cash collections of $79.3 million related to program fees, profit share and claims administration service fee revenues, and a $2.3 million increase in interest payments. This decrease in cash was partially offset by a $13.0 million reduction in income tax payments and an $1.8 million increase in interest income received during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
The net change in contract assets and excess profit share receipts liability reported in net cash provided by operating activities includes the impact of a reduction in estimated profit share revenues of $96.1 million for changes in estimates of variable consideration. Refer to Note 3—Contract Assets and Excess Profit Share Receipts for further discussion.
Cash Flows from Investing Activities
For the years ended December 31, 2024 and 2023, net cash used in investing activities was $3.9 million and $2.2 million, respectively, and primarily related to capitalized software development costs related to our cloud-based solution and other software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in financing activities primarily consist of share repurchases, and payments of debt and deferred financing costs.
For the year ended December 31, 2024, net cash used in financing activities was $6.4 million which includes a $4.7 million principal payment on our Term Loan due 2027, $1.4 million for shares withheld for payroll taxes associated with the vesting of restricted stock awards and $0.3 million for payments of accrued excise tax on shares repurchased during 2023.
For the year ended December 31, 2023, net cash used in financing activities was $42.3 million and is primarily related to the repurchase of 5,233,065 shares of our common stock held in treasury stock for a total of $37.3 million, excluding excise tax.
Debt
As of December 31, 2024, we had no amounts outstanding under our Revolving Credit Facility and $140.6 million outstanding under our Term Loan due 2027. Refer to Note 5—Long-term Debt for further discussion.
Share Repurchase Program
In November 2022, the Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), allowing the Company to repurchase up to $75.0 million of the Company’s outstanding common stock until March 31, 2024. Pursuant to the Share Repurchase Program, the Company repurchased 5,233,065 and 2,643,306 shares at an average price of $7.13 and $6.82 for a total of $37.3 million and $18.0 million, excluding excise tax, during the years ended December 31, 2023 and 2022, respectively. These shares were recorded to Treasury stock, at cost in the Consolidated Balance Sheets, which includes $0.3 million of excise tax paid in October 2024.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures used by management to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. These measures further provide useful analysis of period-to-period comparisons of our business, as they exclude the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income (loss) excluding interest expense, income tax expense, depreciation expense of property and equipment, amortization expense of capitalized software development costs and share-based compensation expense. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.

The following table presents a reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Net income (loss)	$(135,010)	$22,070
Non-GAAP adjustments:
Interest expense	11,317	10,661
Income tax expense	70,405	6,788
Depreciation and amortization expense	1,674	1,159
Share-based compensation	8,677	9,492
Total adjustments	92,073	28,100
Adjusted EBITDA	$(42,937)	$50,170
Adjusted EBITDA margin	(179)%	43%
For the year ended December 31, 2024, Adjusted EBITDA decreased by $93.1 million, or 186%, as compared to year ended December 31, 2023. The decrease in Adjusted EBITDA reflects the decrease in operating income primarily driven by the decrease in estimated future profit share revenue on historic vintages, partially offset by decreased operating expenses.
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
In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, depreciation and amortization, contingencies, share-based compensation, and income taxes, and base our estimates, assumptions, and judgments on historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare these consolidated financial statements. Refer to Note 2 — Summary of Significant Accounting and Reporting Policies in the accompanying consolidated financial statements for a summary of our significant accounting policies.
Profit Share Revenue Recognition
We recognize revenue in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Application of ASC 606 requires us to make judgments and estimates related to the classification, measurement and recognition of revenue. Our revenue primarily consists of program fees derived from contracts with lending institutions, profit share and claims administration service fees from contracts with insurance partners and is recognized when the contractual performance obligation is satisfied.
The primary judgment relating to the recognition of revenue is the estimation of our profit share with our insurance partners. Profit share represents our participation in the underwriting profit of third-party insurance partners who provide automotive lenders with credit default insurance on loans those lenders make using LPP. We receive a percentage of the aggregate monthly insurance underwriting profit over the term of the underlying insured loan.

Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including reserves for incurred, but not reported losses), with losses accrued and carried forward to future profit share calculations.
Upon placement of the insurance, we estimate the total variable consideration we expect to receive from the insurance company over the term of the underlying insured loan, typically 5 to 7 years, using a forecast model based on undiscounted expected future profit share to be received from our insurance partners. The forecast model projects loan-level earned premiums and insurance claim payments driven by projections of prepayment rate, loan default rate and severity of loss. These assumptions are derived from an analysis of the historical portfolio performance, prevailing default and prepayment trends, and macroeconomic projections. Prepayment trends impact the estimate of profit share revenue in the event a loan is paid off early or defaults before the original term, future earned premium cash flows will be impacted. Claim severity is also a key factor in the calculation of profit share revenue and is dependent on the realized value from the sale of a vehicle and the wholesale value which are impacted by auto market volatility. We continue to assess the default and prepayment assumptions of our forecast model against reported performance and lender delinquency data and make updates to the forecast model in an effort to help ensure that default and prepayment rate projections align with actual experience.
Estimates of variable consideration generated by the forecast model are constrained to the extent that it is probable that a significant reversal of revenue will not occur in future periods. We consider various factors in constraining the estimates of variable consideration to determine whether some, or all, of the estimated amount can be included in the transaction price. These factors include: 1) the amount of consideration is highly susceptible to factors outside our control, 2) the uncertainty about the amount of consideration is not expected to be resolved for a long period of time, and 3) the contract has a large number and broad range of possible consideration amounts. In addition, while we have significant history facilitating insurance placement, changes in the current economic behavior of the loans can impact the forecast models and cause the estimated profit share consideration to deviate from the historical patterns.
We recognize the estimated profit share revenue upon the placement of the insurance as all performance obligations are satisfied at that time. On a quarterly basis, we update the assumptions used in the forecast model, including the constraints applied, and recognize a change in estimate adjustment to our profit share revenue and contract assets and the related excess profit share receipts liability in the period, which could be material. The profit share revenue change in estimate adjustments increase or decrease our contract asset. To the extent a negative change in estimate exceeds the associated contract asset balance at a loan level, or if cash consideration received is in excess of the expected profit share consideration, the amount is recorded as an excess profit share receipt liability and will be impacted by future changes in estimate related to the profit share revenue forecast.
We evaluate our forecast assumptions for prepayment rate, loan default rate and severity of loss by performing a sensitivity analysis calculating the impact on the cumulative profit share revenue of a hypothetical 10% increase and decrease in each assumption. The below table summarizes the results of the sensitivity analysis as of December 31, 2024:

	Prepayment rate		Loan default rate		Severity of loss
Assumption change	10%	(10)%	10%	(10)%	10%	(10)%
Impact on cumulative revenue(1)	(3)%	3%	(7)%	7%	(9)%	9%
(1) Cumulative revenue is calculated as the actual and projected loan-level earned premiums and insurance claims for loans originated through the end of the reporting period.
Refer to Note 2 — Summary of Significant Accounting and Reporting Policies and Note 3—Contract Assets and Excess Profit Share Receipts in the accompanying consolidated financial statements for additional discussion regarding our profit share revenue and related contract assets.
Income Taxes
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
Recent Accounting Pronouncements
Refer to Note 2 — Summary of Significant Accounting and Reporting Policies to the accompanying consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.
Contractual and Other Obligations
As of December 31, 2024, our estimated future obligations include both current and long-term obligations. For our debt described in Note 5 — Long-term Debt, we have a current obligation of $7.5 million and a long-term obligation of $133.1 million. Under our operating leases described in Note 10 — Commitments and Contingencies, we have a current obligation of $0.8 million and a long-term obligation of $3.3 million. In addition, as of December 31, 2024, we have a non-cancellable minimum purchase commitment of $6.0 million associated with third-party credit data services, of which $2.0 million require us to make cash payments in the next 12 months. See Note 10 — Commitments and Contingencies for additional discussion of our non-cancellable purchase commitment.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our operations activities are in the U.S. These operations expose us to a variety of market risks, including the effects of changes in interest rates and changes in consumer attitudes toward financing a vehicle purchase. We monitor and manage these financial exposures as an integral part of our overall risk management program.
Market Risk
In the normal course of business, we are exposed to market risk and have established policies designed to protect against the adverse effects of this exposure. We are exposed to risks associated with general economic conditions and the impact of the economic environment on consumer spending levels, the willingness of consumers to enter into loans to finance purchases and consumers’ ability to afford financial obligations. Consumer spending and borrowing patterns related to auto purchases are influenced by economic factors such as unemployment rates, inflation, fluctuating interest rates, tariffs, changes in monetary and related policies, market volatility, and overall consumer confidence. We also face risk from competition to acquire, maintain and develop new relationships with automotive lenders, as well as competition from a wide variety of automotive lenders who are (or are affiliated) with financial institutions and have capacity to hold loans on their balance sheets.
Concentration Risk
We rely on our three active insurance partners for a significant portion of our profit share and claims administration service fee revenue. Termination or disruption of these relationships could materially and adversely impact our revenue. See “Item 1A—Risk Factors—Risks Related to Our Business—If we lose one of more of our insurance partners and are unable to replace their commitments, it could have a material adverse effect on our business.”

Refer to Note 2 — Summary of Significant Accounting and Reporting Policies for the concentration of revenues from these customers.
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and U.S. Treasury securities. Our Term Loan due 2027 also exposes us to changes in short-term interest rates since interest rates on the underlying obligations are variable.
As of December 31, 2024, we had $140.6 million outstanding under the Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2024. Borrowings under our Credit Agreement bear interest at a rate equal to the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (“Adjusted SOFR”) plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.15% to 0.225% per annum on the average daily unused portion of the Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.
Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and supplementary data are included in this Annual Report beginning on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, regardless of how well they were designed and are operating, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
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
Item 9B. Other Information.
Insider Trading Arrangements
During the three months ended December 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is set forth under the captions “Board of Directors and Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement.
The Company has insider trading policies and procedures that govern the purchase, sale and other disposition of its securities by directors, officers, and employees, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations and applicable listing standards. The Company’s Statement of Company Policy on Insider Trading and Disclosure is filed with this Annual Report as Exhibit 19.1, and the Company’s Special Trading Procedures for Insiders are filed with this Annual Report as Exhibit 19.2.
Item 11. Executive Compensation.
The information required by this item is set forth under the caption “Executive Compensation” in the 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is set forth under the caption “Certain Relationships and Related Person Transactions” in the 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this item is set forth under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement.

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

10.9
Employment Agreement by and between the Company and Charles D. Jehl, dated August 28, 2020 (incorporated by reference to Exhibit 10.3 to Open Lending Corporation’s Current Report on Form 8-K filed August 31, 2020).

10.10
First Amendment to Employment Agreement by and between the Company and Charles D. Jehl, dated November 5, 2020 (incorporated by reference to Exhibit 10.3 to Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020).

10.11
Second Amendment to Employment Agreement by and between the Company and Charles D. Jehl, dated March 22, 2024 (incorporated by reference to Exhibit 10.2 to Open Lending Corporation’s Current Report on Form 8-K filed March 25, 2024).

10.12
Amended and Restated Employment Agreement by and between Open Lending Corporation and Charles D. Jehl, dated September 11, 2024 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed September 12, 2024).

10.13	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020).

10.14
Separation Agreement by and between the Company and Thinh Nguyen, dated May 2, 2024 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed May 8, 2024).

10.15*	Third Amended and Restated Non-Employee Director Compensation Policy.

19.1*	Statement of Company Policy on Insider Trading and Disclosure.

19.2*	Special Trading Procedures for Insiders.

21.1*	List of Significant Subsidiaries.

23.1*	Consent of Ernst & Young, LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

97.1	Open Lending Corporation Clawback Policy (incorporated by reference to Exhibit 97.1 to Open Lending Corporation’s Annual Report on Form 10-K filed February 28, 2024).

101*	The following materials from Open Lending Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

OPEN LENDING CORPORATION
/s/ Jessica Buss
Jessica Buss
March 31, 2025	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jessica Buss	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025
Jessica Buss

/s/ Charles D. Jehl	Interim Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2025
Charles D. Jehl

/s/ Adam H. Clammer	Director	March 31, 2025
Adam H. Clammer

/s/ Eric A. Feldstein	Director	March 31, 2025
Eric A. Feldstein

/s/ Blair J. Greenberg	Director	March 31, 2025
Blair J. Greenberg

/s/ Thomas K. Hegge	Director	March 31, 2025
Thomas K. Hegge

/s/ Shubhi S. Rao	Director	March 31, 2025
Shubhi S. Rao

/s/ Gene Yoon	Director	March 31, 2025
Gene Yoon

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Open Lending Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Open Lending Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 31, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 31, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Open Lending Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Open Lending Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Open Lending Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 31, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Austin, Texas
March 31, 2025

OPEN LENDING CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$243,164	$240,206
Restricted cash	10,760	6,463
Accounts receivable, net	5,055	4,616
Current contract assets, net	9,973	28,704
Income tax receivable	3,558	7,035
Other current assets	3,215	2,852
Total current assets	275,725	289,876
Property and equipment, net	729	826
Capitalized software development costs, net	5,386	3,087
Operating lease right-of-use assets, net	3,878	3,990
Contract assets	5,094	610
Deferred tax asset, net	—	70,113
Other assets	5,556	5,535
Total assets	$296,368	$374,037
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$953	$375
Accrued expenses	5,166	8,131
Current portion of debt	7,500	4,688
Third-party claims administration liability	10,797	6,464
Current portion of excess profit share receipts	19,346	—
Other current liabilities	3,490	932
Total current liabilities	47,252	20,590
Long-term debt, net of deferred financing costs	132,217	139,357
Operating lease liabilities	3,273	3,450
Excess profit share receipts	28,210	—
Other liabilities	7,329	5,060
Total liabilities	218,281	168,457
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 119,350,001 shares outstanding as of December 31, 2024 and 128,198,185 shares issued and 118,819,795 shares outstanding as of December 31, 2023	1,282	1,282
Additional paid-in capital	502,664	502,032
Accumulated deficit	(328,759)	(193,749)
Treasury stock at cost, 8,848,184 shares at December 31, 2024 and 9,378,390 at December 31, 2023	(97,100)	(103,985)
Total stockholders’ equity	78,087	205,580
Total liabilities and stockholders’ equity	$296,368	$374,037
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue
Program fees	$57,040	$64,092	$80,611
Profit share	(43,123)	43,301	90,056
Claims administration and other service fees	10,107	10,067	8,927
Total revenue	24,024	117,460	179,594
Cost of services	23,855	22,282	19,968
Gross profit (loss)	169	95,178	159,626
Operating expenses
General and administrative	43,867	43,043	35,950
Selling and marketing	17,218	17,485	17,856
Research and development	4,462	5,575	8,205
Total operating expenses	65,547	66,103	62,011
Operating income (loss)	(65,378)	29,075	97,615
Interest expense	(11,317)	(10,661)	(5,832)
Interest income	12,090	10,335	1,995
Other income (expense), net	—	109	(238)
Income (loss) before income taxes	(64,605)	28,858	93,540
Income tax expense	70,405	6,788	26,920
Net income (loss)	$(135,010)	$22,070	$66,620
Net income (loss) per common share
Basic	$(1.13)	$0.18	$0.53
Diluted	$(1.13)	$0.18	$0.53
Weighted average common shares outstanding
Basic	119,179,766	120,826,644	126,108,329
Diluted	119,179,766	121,474,880	126,261,614
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except for number of shares and units)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2021	128,198,185	$1,282	$496,983	$(282,439)	(1,985,309)	$(56,844)	$158,982
Share-based compensation	—	—	5,449	—	—	—	5,449
Shares repurchased	—	—	—	—	(2,643,306)	(18,018)	(18,018)
Restricted stock units issued, net of shares withheld for taxes	—	—	(2,807)	—	76,489	2,598	(209)
Net income	—	—	—	66,620	—	—	66,620
Balance as of December 31, 2022	128,198,185	$1,282	$499,625	$(215,819)	(4,552,126)	$(72,264)	$212,824
Share-based compensation	—	—	9,580	—	—	—	9,580
Shares repurchased	—	—	—	—	(5,233,065)	(37,695)	(37,695)
Restricted stock units issued, net of shares withheld for taxes	—	—	(7,173)	—	406,801	5,974	(1,199)
Net income	—	—	—	22,070	—	—	22,070
Balance as of December 31, 2023	128,198,185	$1,282	$502,032	$(193,749)	(9,378,390)	$(103,985)	$205,580
Share-based compensation	—	—	8,962	—	—	—	8,962
Restricted stock units issued, net of shares withheld for taxes	—	—	(8,330)	—	530,206	6,885	(1,445)
Net loss	—	—	—	(135,010)	—	—	(135,010)
Balance as of December 31, 2024	128,198,185	$1,282	$502,664	$(328,759)	(8,848,184)	$(97,100)	$78,087
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$(135,010)	$22,070	$66,620
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	8,677	9,492	5,449
Depreciation and amortization	1,674	1,159	915
Amortization of debt issuance costs	427	428	424
Non-cash operating lease cost	705	620	579
Deferred income taxes	70,113	(4,985)	375
Other	127	15	—
Changes in operating assets and liabilities:
Accounts receivable, net	(439)	1,105	804
Contract assets, net	14,247	46,116	37,527
Excess profit share receipts	47,556	—	—
Other current and non-current assets	(429)	(507)	(2,685)
Accounts payable	578	86	(996)
Accrued expenses	(2,473)	1,183	2,405
Income tax receivable, net	4,198	2,699	(8,369)
Operating lease liabilities	(624)	(561)	(495)
Third-party claims administration liability	4,333	2,409	1,005
Other current and non-current liabilities	3,938	1,329	3,873
Net cash provided by operating activities	17,598	82,658	107,431
Cash flows from investing activities
Purchase of property and equipment	(165)	(123)	(238)
Capitalized software development costs	(3,731)	(2,055)	(386)
Net cash used in investing activities	(3,896)	(2,178)	(624)
Cash flows from financing activities
Proceeds from term loans	—	—	150,000
Payments on term loans	(4,688)	(3,750)	(123,594)
Payments on revolving credit facility	—	—	(25,000)
Payment of deferred financing cost	—	—	(976)
Payment of excise tax on shares repurchased	(314)	—	—
Shares repurchased	—	(37,322)	(18,018)
Shares withheld for taxes related to restricted stock units	(1,445)	(1,258)	(209)
Net cash used in financing activities	(6,447)	(42,330)	(17,797)
Net change in cash and cash equivalents and restricted cash	7,255	38,150	89,010
Cash and cash equivalents and restricted cash at the beginning of the period	246,669	208,519	119,509
Cash and cash equivalents and restricted cash at the end of the period	$253,924	$246,669	$208,519
Supplemental disclosure of cash flow information:
Interest paid	$12,590	$10,313	$3,520
Income tax paid (refunded), net	(3,907)	9,075	36,112
Non-cash investing and financing:
Right-of-use assets obtained in exchange for lease obligations	$594	$—	$—
Share-based compensation for capitalized software development	285	88	—
Capitalized software development costs accrued but not paid	15	248	—
Accrued excise tax associated with share repurchases	—	314	—
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
The Company’s flagship product, Lenders ProtectionTM platform (“LPP”), is a cloud-based automotive lending enablement platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to our insurance partners. The platform uses risk-based pricing models that enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. The Company’s proprietary risk models project loan performance, including expected losses and prepayments, in arriving at the optimal contract interest rate. LPP recommends a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets.
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

Note 2—Summary of Significant Accounting and Reporting Policies
Basis of presentation and consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of the Company and all its subsidiaries that are directly or indirectly owned or controlled by the Company. All intercompany transactions and balances have been eliminated upon consolidation.
Certain prior year amounts have been reclassified to conform to the Company’s presentation of its consolidated financial statements as of and for the year ended December 31, 2024. Such reclassifications had no effect on the Company’s previously reported net income, earnings per share, cash flow or accumulated deficit.
Use of estimates and judgments
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
The most significant items subject to such estimates and assumptions include, but are not limited to, profit share revenue recognition and the corresponding impact on contract assets and excess profit share receipts liability and assessing the realizability of deferred tax assets. The Company bases its estimates on historical trends and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.
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
The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, the Company evaluates the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this determination, the Company considers all available positive and negative evidence and made certain assumptions including, among other things, the reversal of its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future earnings.
The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step requires a determination whether the weight of available evidence indicates that the tax position has met the threshold for recognition. Therefore, the Company must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires a measurement of the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently complex and requires subjective estimations of such amounts to determine the probability of various possible outcomes. The Company re-evaluates the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
The Company recognizes interest and penalties related to income taxes as a component of income tax expense.
Cash and cash equivalents
Cash and cash equivalents consist of commercial analysis accounts, money market funds and U.S. Treasury securities, including accrued interest earned. The Company considers securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. The Company determines the appropriate classification of the Company’s cash and cash equivalents at the time of purchase.
Restricted cash
Restricted cash relates to deposits held in a financial institution for the processing of automated clearing house transactions and funds held by the Company on behalf of our insurance partners, delegated for the use of insurance claim payments. Restricted cash is deposited in commercial analysis accounts at one financial institution. As a third-party administrator of insurance claims and refund adjudication, the Company collects funds from insurance partners which are intended to be used to settle insurance claims and process funds on behalf of the insurance partners. The balance of these funds held on behalf of insurance partners was $10.8 million and $6.5 million as of December 31, 2024 and 2023 respectively, with an offsetting liability included in Third-party claims administration liability on the Consolidated Balance Sheets.
Accounts receivable
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
Contract assets
Contract assets for program fees are increased by recognized and unbilled program fee revenues related to monthly-pay arrangements. Once the program fees for the monthly-pay arrangements for the current month are due, they are reclassified from contract assets and recognized as accounts receivable. Contract assets for profit share and claims administration fees are increased for recognized profit share and claims administration fees revenue and are decreased by payments received from insurance partners. In addition, for profit share variable consideration related to performance obligations that were satisfied in previous periods, the Company evaluates

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
and updates its profit share revenue forecast on a quarterly basis and adjusts its contract assets accordingly. Refer to Note 3 — Contract Assets and Excess Profit Share Receipts for additional information.
Allowance for current expected credit losses (“CECL”)
The Company maintains a CECL allowance on its accounts receivable and contract assets. The allowance represents an estimate based primarily on market implied lifetime probabilities of default and loss severities for assets with similar risk characteristics. As these inputs are derived from market observations, they inherently include forward-looking expectations about macro-economic conditions. The allowance is evaluated quarterly by the Company for adequacy by taking into consideration factors such as reasonableness of the market implied loss statistics, historical lifetime loss data, and credit quality of the customer base. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses. Account balances deemed uncollectible are written off, net of actual recoveries. The Company does not have any material accounts receivable or contract assets receivable balances that are past due and has not written off any material balances in its portfolio for the periods presented. The allowance for expected credit losses on accounts receivable and contract assets receivable, in the aggregate, was less than $0.1 million as of December 31, 2024, 2023 and 2022.
Property and equipment, net
Property and equipment related to furniture, fixtures and equipment and leasehold improvements are recorded at cost, less accumulated depreciation and impairment losses, if any. Maintenance and repairs that do not improve or extend the useful life of the respective asset are expensed as incurred.
Depreciation expense is calculated using the straight-line method based on the estimated useful lives of the assets, which ranges from three to eight years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.
Depreciation expense related to our property and equipment was $0.3 million for each of the years ended December 31, 2024, 2023 and 2022, and is recognized within the General and administrative line item in the Consolidated Statements of Operations.
The Company’s property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the amount recorded may not be recoverable, and if not deemed recoverable based on the assets’ expected undiscounted cash flows, an impairment loss is recognized to the extent that the carrying amount exceeds the fair value.
Capitalized software development costs, net
Costs related to internally developed software, including development of the Company’s cloud-based LPP solution, are capitalized when preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Salaries and compensation costs for employees and fees paid to third-party consultants who are directly involved in development efforts and costs incurred for upgrades and enhancements that result in additional functionality of the software are capitalized and included in Capitalized software development costs, net on the Consolidated Balance Sheets. Related training and maintenance costs are expensed as incurred. Amortization of internal-use software begins when the software is ready for its intended use and is generally amortized over three years, the period for which the software is expected to contribute to future cash flows. Refer to Note 4—Capitalized Software Development Costs for additional information.
Operating leases
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Operating lease ROU assets are recognized net of any lease prepayments and incentives. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that are not based on an index or a rate, such as common area maintenance fees, taxes and insurance, are expensed as incurred. Refer to Note 10—Commitments and Contingencies for additional information.
Fair value measurements
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
Excess profit share receipts liability
The excess profit share receipts liability represents the profit share cash consideration received that is in excess of the estimated profit share variable consideration generated by the profit share forecast model in the current period at the individual loan level. The excess profit share receipts liability is increased for payments received from insurance partners to the extent the payments are related to performance obligations satisfied in previous periods related to historic vintages. In addition, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts its excess profit share receipts liability accordingly. The excess profit share receipts liability is classified as current or non-current on the Consolidated Balance Sheet based on the estimated timing of realizing forecasted losses. Refer to Note 3 — Contract Assets and Excess Profit Share Receipts for additional information.
Contingencies
The Company accounts for claims and contingencies in accordance with authoritative guidance that requires it to record an estimated loss from a claim or loss contingency when information available prior to issuance of the consolidated financial statements indicates a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. If the Company determines that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred, it discloses the amount or range of estimated loss if material or that the loss cannot be reasonably estimated. Accounting for claims and contingencies requires the Company to use judgment.
Revenue recognition
The Company’s revenue is generated through three streams: (i) program fees paid to the Company by automotive lenders, (ii) profit share paid to the Company by insurance partners and (iii) claims administration service fees paid to the Company by insurance partners.
The Company accounts for a contract with a customer when (i) both parties have approved the contract and are committed to perform their respective obligations, (ii) each party’s rights and payment terms can be identified, (iii) the contract has commercial substance, and (iv) it is probable the Company will collect substantially all of the consideration it is entitled to receive. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer. In compliance with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, when the Company’s performance obligations have been completed, the Company estimates the amount of the transaction price it expects to be entitled to under the Company’s customer contracts. The Company recognizes subsequent adjustments to an estimated transaction price upon the receipt of additional information or final settlement, whichever occurs first.
Program fee revenue. The Company earns program fees by providing customers with access to and use of LPP. Program fee contracts contain a single performance obligation, which is complete when a loan is certified through

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
LPP and is issued by the lending institution. Approximately 10% of loan originations are paid through 12-month financing arrangements.
Profit share revenue. Profit share represents the Company’s participation in the net underwriting profit of third-party insurance partners who provide automotive lenders with credit default insurance on loans those lenders make using LPP. The Company receives a percentage of the aggregate net monthly insurance underwriting profit over the term of the underlying insured loan. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including reserves for incurred, but not reported losses), with losses accrued and carried forward for future profit share calculations. In periods where the expenses and losses on the aggregated loan portfolio exceed the monthly earned premiums, no profit share payments are received and future monthly insurance underwriting profits earned are reduced until the earned premiums for the aggregate loan portfolio exceed the accumulated losses at the insurance partner level.
The Company fulfills its performance obligation upon placement of the insurance and recognizes profit share revenue based on the amount of cash flows it expects to receive from the insurance company over the term of the underlying insured loan.
The Company uses a forecast model to estimate variable consideration based on undiscounted expected future profit share to be received from its insurance partners. The forecast model projects loan-level earned premiums and insurance claim payments driven by projections of prepayment rate, loan default rate and severity of loss on the Company’s remaining active loan portfolio as of the reporting date. These assumptions are derived from an analysis of the historical portfolio performance, prevailing default and prepayment trends, and macroeconomic projections. Estimates of variable consideration generated by the forecast model are constrained to the extent that it is probable that a significant reversal of revenue will not occur in future periods. On a quarterly basis, the Company updates the assumptions used in the forecast model and recognizes a change in estimate adjustment to profit share revenue, contract assets and excess profit share receipts liability in the period.
The Company assesses the default and prepayment assumptions of the forecast model against reported performance and lender delinquency data. The forecast model is updated to consider the actual prepayment rate, default, and severity of results and macroeconomic conditions.
Claims administration services. For the insurance policies issued through the Company’s program, the Company provides adjudication services for insurance claims on the third-party insurer’s policies for auto loans processed through LPP. The Company earns a monthly service fee which is calculated by the third-party insurance providers as 3% of the monthly net insurance earned premium collected over the life of the underlying loan. In this arrangement, the performance obligation to provide claims administration services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. Revenue is recognized as the service is provided over the term of the adjudication contract with the insurance partner.
Revenue

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Program fees	$57,040	$64,092	$80,611

Profit share
New certified loan originations	52,979	66,113	95,733
Change in estimated revenues	(96,102)	(22,812)	(5,677)
Total profit share	(43,123)	43,301	90,056

Claims administration and other service fees	10,107	10,067	8,927
Total revenue	$24,024	$117,460	$179,594
During the years ended December 31, 2024, 2023 and 2022, the Company recorded reductions in estimated profit share revenue for changes in estimates of variable consideration related to performance obligations satisfied in

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
previous periods, primarily as a result of forecast assumptions changes due to changes in anticipated loan default rates, prepayment rates and severity of losses.
The reduction of estimated profit share revenue for the year ended December 31, 2024 of $96.1 million was primarily due to heightened delinquencies and corresponding defaults associated with loans originated in 2021 through 2024. For the fourth quarter of 2024, the Company identified a pattern of higher delinquencies among borrowers with fewer positive tradelines and credit builder tradelines, which the Company believes inflated these borrowers’ credit bureau scores and caused them to have a higher default rate and ultimate loss ratio than their score would otherwise suggest. In addition, the Company continues to see deterioration in its 2021 and 2022 vintages due to declines in used car values, which along with continued deterioration across all vintages due to continuing elevated claims and delinquencies for the fourth quarter of 2024, increases the likelihood of default. As a result, during the year ended December 31, 2024, the Company reduced its contract assets by $48.5 million and recorded an excess profit share receipts liability of $47.6 million attributable to the change in its expected profit share revenue. Any future adjustments to its profit share revenue forecasts, positive or negative, will impact future profit share revenue.
Research and development costs
Research and development costs consist primarily of employee compensation and benefits, software and data services to support the ongoing development of the Company’s lending enablement platform, LPP.
Advertising costs
Advertising costs are typically expensed as incurred and are included in Selling and marketing in the accompanying Consolidated Statements of Operations. These costs were $0.8 million and $1.1 million during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2022, such costs were minimal.
Deferred financing costs
Deferred financing costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense in accordance with the related debt agreement. Deferred financing costs related to the Term Loan due 2027 (as defined hereinafter) are included as a reduction within Long-term debt, net of deferred financing costs in the accompanying Consolidated Balance Sheets and amortized as interest expense using the effective interest method over the term of the debt agreement. Deferred financing costs related to the Revolving Credit Facility (as defined hereinafter) are included in Other assets on the accompanying Consolidated Balance Sheets and amortized using the straight-line method over the life of the Revolving Credit Facility.
Share-based compensation
The Company issues restricted stock units (“RSUs”) with service (time-based) vesting criteria and performance-based restricted stock units (“PSUs”) with market or performance criteria.
The Company uses the grant date fair value of RSUs to measure share-based compensation. The Company utilizes the Monte Carlo simulation to measure share-based compensation for PSUs with market conditions. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value. The Company uses the grant date fair value for PSUs in which vesting is tied to specific performance criteria. The Company evaluates the probability of achieving performance goals on a quarterly basis and recognizes share-based compensation to the extent achievement of performance goals is considered probable. Any change in estimate affecting the number of shares expected to be issued upon vesting of the PSUs is accounted for as a cumulative adjustment to the compensation expense in the period in which the change occurs. If actual results differ significantly from these estimates, share-based compensation expense and the Company’s results of operations could be materially affected.
The Company recognizes compensation expense for unvested awards in the Consolidated Statements of Operations, net of actual forfeitures in the period they occur, on a straight-line basis over the requisite service or performance period. Share-based compensation expense is generally allocated based on the functional responsibilities of the awarded unitholders in the accompanying Consolidated Statements of Operations.
The Company expects to issue shares from treasury stock when stock options are exercised or when RSUs and PSUs vest.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Treasury stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.
Net income (loss) per share
The Company’s basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net income (loss) per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. Diluted net income (loss) per share is the same as basic net income (loss) per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive.
Concentrations of revenue and credit risks
The following table provides a summary of insurance partners contributing more than 10% of total revenue, excluding the profit share revenue change in estimate adjustments, for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Insurance partner A	34%	35%	35%
Insurance partner B	12%	*	11%
Insurance partner C	*	*	11%
* Represents less than 10% of total revenue.
Financial instruments that potentially subject the Company to credit risk consist of Cash and cash equivalents, Restricted cash, Accounts receivable, net and Contract assets to the extent of the amounts recorded on the balance sheets.
Cash and cash equivalents are deposited in commercial analysis accounts, money market funds and U.S. Treasury securities at financial institutions with high credit standing. Restricted cash relates to funds held by the Company on behalf of our insurance partners, designated for the use of insurance claim payments. Restricted cash is deposited in commercial analysis accounts at one financial institution. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and management believes the Company is not exposed to significant risks on such accounts.
The Company’s accounts receivable and contract assets are derived from revenue earned from customers. The Company maintains an allowance for expected credit losses on its accounts receivable and contract asset receivable in accordance with CECL.
As of December 31, 2024 and 2023, the Company had one customer that represented 10% and 14% of the Company’s accounts receivable, respectively.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires additional disclosure related to rate reconciliation, income taxes paid, and other disclosures to improve the effectiveness of income tax disclosures. The ASU is effective for annual periods beginning after December 15, 2024, and applied on a prospective basis. Early adoption and retrospective application is permitted. The Company believes this ASU will have no impact on its consolidated financial statements but may result in additional disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new disclosures, in a separate note to financial statements, of specified information about certain costs and expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company believes this ASU will have no impact on its consolidated financial statements but will result in additional disclosures.
Recently adopted new accounting standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides amendments to improve reportable segments disclosure requirements. The Company adopted ASU 2023-07 for the fiscal year beginning January 1, 2024. As a result, the Company has included the additional required disclosures in Note 13 — Segment Reporting with retrospective presentation to all prior periods presented in the financial statements. The adoption of ASU 2023-07 did not impact the Company’s results of operations, cash flows, or balance sheets.
Note 3—Contract Assets and Excess Profit Share Receipts
Contract Assets
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
For performance obligations related to profit share revenue that were satisfied in previous periods, the Company evaluates and updates its profit share revenue forecast on a quarterly basis and adjusts contract assets accordingly. An increase in the profit share revenue forecast associated with performance obligations satisfied in previous periods, or historic vintages, is reported as a positive change in estimate and generates an increase in our contract asset, additional revenues and future expected cash flows. A decrease in the profit share revenue forecast associated with historic vintages is reported as a negative change in estimate and generates a decrease in our contract asset, a reduction in revenues and future expected cash flows. As the expected profit share variable consideration and related contract assets are recorded and updated on a quarterly basis, the amounts disclosed as “Changes in estimates of revenue from performance obligations satisfied in previous periods” in the table below includes adjustments to revenue recorded in the previous quarters of the same fiscal year reported.
Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	Program Fee	TPA Fee	Total
	(in thousands)
Ending balance as of December 31, 2022	$65,889	$7,932	$1,609	$75,430
Increase of contract assets due to new business generation	66,113	64,245	10,055	140,413
Change in estimates of revenue from performance obligations satisfied in previous periods	(22,812)	—	—	(22,812)
Payables (receivables) transferred from contract assets	—	(67,440)	—	(67,440)
Payments received from insurance carriers	(86,383)	—	(9,942)	(96,325)
Provision for expected credit losses	48	1	(1)	48
Ending balance as of December 31, 2023	22,855	4,738	1,721	29,314
Increase of contract assets due to new business generation	52,979	57,350	10,107	120,436
Change in estimates of revenue from performance obligations satisfied in previous periods(1)	(48,546)	—	—	(48,546)
Payables (receivables) transferred from contract assets	5,144	(58,865)	—	(53,721)
Payments received from insurance carriers	(22,834)	—	(9,624)	(32,458)
Provision for expected credit losses	35	6	1	42
Ending balance as of December 31, 2024	$9,633	$3,229	$2,205	$15,067
(1) Includes $(5.1) million of estimated, non-recurring charges associated with future claim payments and previous profit share.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
As of December 31, 2024 and 2023, the Company’s contract assets estimated to be received within one year consisted of $10.0 million and $28.7 million, respectively, and the portion estimated to be received beyond one year, consisted of $5.1 million and $0.6 million, respectively.
Excess Profit Share Receipts Liability
During the year ended December 31, 2024, the Company recorded a reduction in estimated profit share revenues of $96.1 million for changes in estimates of variable consideration primarily as a result of actual portfolio performance and forecast assumption changes related to increases in loan default frequency, partially offset by lower than anticipated severity of losses. The negative change in estimate related to profit share revenue caused the cash consideration previously received to be in excess of the expected profit share consideration at the loan level. The amount of excess funds and the forecasted losses were recorded as an excess profit share receipts liability and will be impacted by future changes in estimate related to profit share revenue. The excess profit share receipts liability is based on the current forecast of future losses of the active loan portfolio. There is generally no contractual obligation to return the excess funds while an insurance partner is actively participating in our profit share program; however, future expected profit share cash flows may be reduced.
The excess profit share receipts liability balance for the periods indicated below were as follows:

Profit Share
(in thousands)
Ending balance as of December 31, 2023	$—
Change in estimates of profit share revenue	47,556
Payments received from insurance carriers	—
Ending balance as of December 31, 2024	$47,556
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers generally do not meet the criteria for capitalization and therefore are primarily expensed as incurred.
Note 4—Capitalized Software Development Costs
The following table provides a summary of the Company’s capitalized software development costs, as of the dates indicated:

	December 31,
	2024	2023
	(in thousands)
Capitalized software development costs	$6,630	$4,881
Accumulated amortization	(1,244)	(1,794)
Total capitalized software development costs, net	$5,386	$3,087
Amortization expense was $1.4 million, $0.8 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is recognized within the Cost of services, General and administrative and Research and development line items in the Consolidated Statements of Operations.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Note 5—Long-term Debt
The following table provides a summary of the Company’s debt as of the dates indicated:

	December 31,
	2024	2023
	(in thousands)
Term Loan due 2027	$140,625	$145,313
Revolving Credit Facility	—	—
Less: Unamortized deferred financing costs	(908)	(1,268)
Total debt	139,717	144,045
Less: current portion of debt	(7,500)	(4,688)
Total long-term debt, net of deferred financing costs	$132,217	$139,357
Credit Agreement—Term Loan due 2027, and Revolving Credit Facility
On September 9, 2022, the Company entered into a First Amendment to its existing credit agreement (the “First Amendment”) with Wells Fargo Bank, N.A. (“Wells Fargo”), as the administrative agent, and the financial institutions party thereto, as the lenders. The First Amendment provided the Company senior secured credit facilities in an aggregate principal amount of $300 million, which (i) established a term loan due 2027 with a principal amount of $150 million, (the “Term Loan due 2027”), and (ii) increased the borrowing capacity on the existing revolving credit facility to $150 million (the “Revolving Credit Facility”), both scheduled to mature on September 9, 2027 (collectively, the “Credit Agreement”).
Borrowings under the Credit Agreement bear interest at a rate equal to either (i) an Alternate Base rate (“ABR”) or (ii) the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (“Adjusted SOFR”) plus a spread that is based upon the Company’s total net leverage ratio. The spread ranges from 0.625% to 1.375% per annum for ABR loans and 1.625% to 2.375% per annum for Adjusted SOFR loans. With respect to the ABR loans, interest is payable at the end of each calendar quarter. With respect to the Adjusted SOFR loans, interest is payable at the end of the selected interest period (at least quarterly). Additionally, there is an unused commitment fee payable at the end of each quarter at a rate per annum ranging from 0.15% to 0.225% based on the average daily unused portion of the Revolving Credit Facility and other customary letter of credit fees. Pursuant to the Credit Agreement, the interest rate spread and commitment fees increase or decrease in increments as the Company’s Funded Secured Debt/EBITDA ratio increases or decreases.
As of December 31, 2024, the Term Loan due 2027 and the Revolving Credit Facility were both subject to an Adjusted SOFR rate of 4.429% plus a spread of 2.375% per annum. Commitment fees were accrued at 0.225% under the Revolving Credit Facility’s unused commitment balance of $150.0 million as of December 31, 2024. As of December 31, 2024 and 2023, the effective interest rate on the Company’s outstanding borrowings was 7.050% and 7.348%, respectively.
Unamortized deferred financing costs related to the Term Loan due 2027 and the Revolving Credit Facility were $0.9 million and $0.2 million, respectively, as of December 31, 2024.
The obligations of the Company under the Credit Agreement are guaranteed by all of the Company’s U.S. subsidiaries and are secured by substantially all of the assets of the Company and its U.S. subsidiaries, subject to customary exceptions. The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.0:1 and the minimum fixed charge coverage ratio is 1.25:1. As of December 31, 2024, the Company was in compliance with all required covenants under the Credit Agreement.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Principal Maturities of Debt
Principal maturities of debt outstanding as of December 31, 2024 are as follows:

(in thousands)
2025	7,500
2026	7,500
2027	125,625
Total	$140,625
Note 6—Stockholders' Equity
On June 11, 2020, the Company’s common stock began trading on the Nasdaq Stock Market LLC under the symbol “LPRO.” Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company was authorized to issue the following shares and classes of capital stock, each with a par value of $0.01 per share: (i) 550,000,000 shares of common stock and (ii) 10,000,000 shares of preferred stock.
Share Repurchase Program
In November 2022, the Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), allowing the Company to repurchase up to $75.0 million of the Company’s outstanding common stock until March 31, 2024. Pursuant to the Share Repurchase Program, the Company repurchased 5,233,065 and 2,643,306 shares at an average price of $7.13 and $6.82 for a total of $37.3 million and $18.0 million, excluding excise tax, during the years ended December 31, 2023 and 2022, respectively. These shares were recorded to Treasury stock, at cost in the Consolidated Balance Sheets, which includes $0.3 million of excise tax paid in October 2024.
Common Stock
During the year ended December 31, 2024, the Company repurchased no shares of common stock and issued 530,206 shares of common stock, net of shares withheld for taxes, related to RSUs that vested during 2024.
During the year ended December 31, 2023, the Company repurchased 5,233,065 shares of common stock and issued 406,801 shares of common stock, net of shares withheld for taxes, related to RSUs that vested during 2023.
As a result of these events, the Company’s outstanding common stock was 119,350,001 shares, net of treasury shares, as of December 31, 2024.
Note 7—Share-Based Compensation
2020 Stock Option and Incentive Plan (the “2020 Plan”)
The 2020 Plan, approved by Nebula’s stockholders on June 9, 2020, provides for the grant of stock options, stock appreciation rights, restricted stock units and other stock or cash-based awards. As of December 31, 2024, 24,421,694 shares were available for issuance under the 2020 Plan.
Share-based compensation expense recorded for each type of award and the related income tax benefits were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Time-based restricted stock units	$7,771	$8,010	$5,458
Performance-based restricted stock units	461	965	(727)
Stock options	445	517	718
Total share-based compensation expense	$8,677	$9,492	$5,449
Income tax benefit related to share-based compensation	$743	$253	$54

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
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
The following table summarizes the RSU activity for the year end December 31, 2024:

	Time-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date
Outstanding as of December 31, 2023	2,820,534	$8.77
Granted	1,796,721	5.87
Vested	(729,175)	10.10
Forfeited	(1,089,141)	7.09
Outstanding as of December 31, 2024	2,798,939	$7.22
The total fair value of the RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $4.7 million, $4.2 million, and $0.9 million respectively.
Performance-Based Restricted Stock Units
During the year ended December 31, 2022, PSUs were granted with a three-year performance period. The terms and conditions of the PSUs allow for vesting of the awards ranging between forfeiture and 100% of target. PSUs represent the right to receive shares of common stock at the end of the vesting period in an amount equal to the number of PSUs that vest. PSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the lapse of the restriction.
During the years ended December 31, 2024 and 2023, PSUs were granted with a three-year performance period. The terms and conditions of the PSUs allow for vesting of the awards ranging between forfeiture and 200% of target. The vesting level is calculated based on the total stockholder return achieved during the performance period compared to the total stockholder return of a predetermined peer group. The fair value of the PSUs was determined using a Monte Carlo simulation and will be recognized over the requisite service period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance condition stipulated in the award to calculate the fair value of the award. Expected volatility in the model was estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.
The Company used the following assumptions to estimate the fair value of PSUs granted during the periods indicated:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	5%	5%
Volatility	62%	63%

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
The following table summarizes the PSU activity for the year ended December 31, 2024:

	Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date
Outstanding as of December 31, 2023	441,390	$17.90
Granted	599,081	5.48
Vested	(24,427)	33.44
Forfeited	(318,806)	15.86
Outstanding as of December 31, 2024	697,238	$7.62
The total fair value of the PSUs that vested during the year ended December 31, 2024 was $0.2 million. No PSUs vested during the years ended December 31, 2023 and 2022.
Stock Options
The Company’s outstanding stock options vest, subject to the continued employment of the grantees, in equal annual installments over four years following the grant date. The contractual term for the exercisability of the stock options is ten years from the grant date. The following table summarizes the stock option activity for the year ended December 31, 2024:

	Stock Options
	Number of Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding as of December 31, 2023	140,049	$33.56	6.81
Expired	(13,810)	33.56
Forfeited	(3,274)	33.56
Outstanding as of December 31, 2024	122,965	$33.56	6.00
Vested and expected to vest at December 31, 2024	122,965	$33.56	6.00
Exercisable at December 31, 2024	122,965	$33.56	6.00
The Company’s stock options had no intrinsic value as of December 31, 2024, 2023 and 2022.
Unrecognized Share-Based Compensation Expense
The following table reflects future compensation expense to be recorded for share-based compensation awards that were outstanding as of December 31, 2024:

	Unrecognized Expense	Weighted Average Amortization Period (Years)
	(in thousands)
Time-based restricted stock units	$14,786	2.54
Performance-based restricted stock units	1,736	1.81
Total unrecognized stock-based compensation expense	$16,522	2.46
Note 8—Net Income (Loss) Per Share
Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
period using the applicable methods. The potentially dilutive common shares during the years ended December 31, 2024, 2023 and 2022 include unexercised stock options, unvested time-based restricted stock units and unvested performance-based restricted stock units whose performance conditions have been satisfied. The potentially dilutive common shares during the same periods did not include performance-based restricted stock units if the performance conditions of these awards have not been satisfied. The potentially dilutive common shares are included in the calculation of diluted net income (loss) per share only when their effect is dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share data)
Basic net income (loss) per share:
Numerator
Net income (loss)	$(135,010)	$22,070	$66,620
Net income (loss) attributable to common stockholders	$(135,010)	$22,070	$66,620
Denominator
Weighted average common shares outstanding	119,179,766	120,826,644	126,108,329
Basic net income (loss) per share attributable to common stockholders	$(1.13)	$0.18	$0.53

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(135,010)	$22,070	$66,620
Denominator
Basic weighted average common shares outstanding	119,179,766	120,826,644	126,108,329
Dilutive effect of time-based and performance-based restricted stock units outstanding	—	648,236	153,285
Diluted weighted average common shares outstanding	119,179,766	121,474,880	126,261,614
Diluted net income (loss) per share attributable to common stockholders	$(1.13)	$0.18	$0.53
The following potentially dilutive outstanding securities for the years ended December 31, 2024, 2023 and 2022 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Year Ended December 31,
	2024	2023	2022
Stock options	122,965	140,049	172,461
Time-based restricted stock units	2,798,939	280,702	411,349
Performance-based restricted stock units	697,238	424,675	159,965
Total	3,619,142	845,426	743,775
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets, including property and equipment, capitalized software development costs and operating lease right-of-use assets, are subject to fair value adjustments whenever events or circumstances indicate the carrying value of the assets may not be recoverable and are subsequently written down to fair value when impaired. During the years ended December 31, 2024, 2023 and 2022, the Company had no significant impairment charges related to its property and equipment, capitalized software development costs or operating lease right-of-use assets.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Total	Fair value measurement as of December 31, 2024
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$238,198	$238,198	$—	$—
Total	$238,198	$238,198	$—	$—

	Total	Fair value measurement as of December 31, 2023
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$12,671	$12,671	$—	$—
U.S. Treasury securities	199,121	199,121	—	—
Total	$211,792	$211,792	$—	$—
The amounts reported in the Consolidated Balance Sheets as current assets or current liabilities, including Cash, Restricted cash, Accounts receivable, net, Current contract assets, net, Other current assets, Accounts payable and Accrued expenses, each approximate their fair value due to the short-term maturities of the instruments.
The carrying amount of the Company’s debt approximates its fair value due to its variable interest rate. The fair value is determined using the Adjusted SOFR, plus an applicable spread, a Level 2 classification in the fair value hierarchy. Refer to Note 5 - Long-term Debt for the carrying amount of the Company’s debt.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers in or out of any level for the years ended December 31, 2024 and 2023.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Note 10—Commitments and Contingencies
Operating Leases
The Company has two real estate operating leases. One is associated with its corporate headquarters in Austin, Texas, which commenced on September 1, 2020 and expires on January 31, 2029, and the other is associated with additional office space in Irving, Texas, which commenced on August 19, 2024 and expires on January 31, 2030. Both lease agreements provide a five year lease term extension option, which were not included in the Company’s lease ROU asset and lease liability balances as of December 31, 2024. Both lease agreements contain lease and non-lease components that are accounted for as a single lease component.
For the years ended December 31, 2024, 2023 and 2022, the Company recorded the following lease expenses:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease expense	$1,006	$953	$953
Variable lease payments	322	401	408
Total lease expense	$1,328	$1,354	$1,361
Additional information related to the Company’s operating lease is as follows:

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Operating cash outflows	$927	$896	$871
ROU assets obtained in exchange for new lease liabilities	$594	$—	$—

Weighted average remaining lease term (in years)	4.23	5.08	6.08
Weighted average discount rate	8.58%	7.72%	7.72%
The current and non-current lease liabilities are reflected in Other current liabilities and Operating lease liabilities, respectively, on the Company’s Consolidated Balance Sheets, as follows:

	December 31,
	2024	2023
	(in thousands)
Other current liabilities	$779	$632
Operating lease liabilities	3,273	3,450
Total operating lease liability	$4,052	$4,082

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
The maturity of the Company’s operating lease liabilities as of December 31, 2024 is as follows:

(in thousands)
2025	$1,044
2026	1,101
2027	1,142
2028	1,171
2029	241
Thereafter	13
Total undiscounted liabilities	4,712
Less: Imputed interest	660
Present value of lease liabilities	$4,052
Purchase Commitments
The Company has entered into a non-cancellable minimum purchase commitment for third-party credit data services. The expected payments for the minimum purchase commitment at December 31, 2024 were as follows:

(in thousands)
2025	$2,000
2026	2,000
2027	2,000
Total purchase commitments	$6,000
Contingencies
As of December 31, 2024, the Company was not involved in any claim, proceeding or litigation which may be deemed to have a material adverse effect that has not been recorded in the Company’s consolidated financial statements.
Note 11—Retirement Plan
The Company has a 401(k) profit-sharing plan (the “401(k) Plan”) for the benefit of all employees who have attained the age of 21 years old and have completed 60 days of service. Eligible employees may contribute to the 401(k) Plan subject to certain limitations. Under the provisions of the 401(k) Plan, the Company will make a safe harbor non-elective contribution equal to 3% of each participant’s compensation and may make discretionary matching contributions, as well as profit-sharing contributions, as determined by management. The Company made no profit-sharing contributions during the years ended December 31, 2024, 2023 and 2022. The Company made safe harbor non-elective contributions of $1.1 million, $0.9 million and $0.7 million to the 401(k) Plan during the years ended December 31, 2024, 2023 and 2022, respectively.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Note 12—Income Taxes
The components of the Company’s income tax expense attributable to operations are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current tax expense (benefit)
Federal	$69	$10,091	$22,029
State	223	1,682	4,516
Deferred tax expense (benefit)
Federal	57,037	(2,821)	(4,165)
State	13,076	(2,164)	4,540
Income tax expense	$70,405	$6,788	$26,920
The Company’s income tax expense attributable to operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate to income (loss) before taxes is as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax expense computed at the statutory rate	21.0%	21.0%	21.0%
State income taxes	4.5	—	7.7
Officer's compensation limitation under 162(m)	(1.3)	2.5	0.7
Stock-based compensation	(0.7)	1.1	0.5
Valuation allowance	(133.2)	—	—
Other, net	0.7	(1.1)	(1.1)
Effective tax rate	(109.0)%	23.5%	28.8%
The effective tax rate for the year ended December 31, 2023 includes a decrease in state income tax expense associated with the remeasurement of the Company’s deferred tax assets for increases to estimated tax rates expected to be applied in future years.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets
Amortizable intangible assets	$68,262	$73,650
Operating lease liability	996	995
Accrued expenses	1,332	1,418
Excess profit share receipts	11,692	—
Carryforwards	6,839	—
Other	26	—
Total deferred tax assets(1)	89,147	76,063
Valuation allowance	(86,050)	—
Total deferred tax assets, net of valuation allowance	$3,097	$76,063
Deferred tax liabilities
Contract assets	(1,997)	(4,056)
Operating lease right-of-use asset	(953)	(972)
Property and equipment	(147)	(463)
Other	—	(459)
Total deferred tax liabilities	(3,097)	(5,950)
Deferred tax asset, net	$—	$70,113
As of December 31, 2024, the Company has assessed whether it is more likely than not that the Company’s deferred tax assets will be realized and given the magnitude of the current year losses related the Company’s profit share revenue change in estimate, recorded a full valuation allowance of $86.1 million. The valuation allowance will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability the Company is able to achieve.
At December 31, 2024, the Company generated net operating loss (“NOL”) carry forwards for U.S. federal income tax purposes of approximately $26.5 million which will be available to offset future U.S. federal taxable income and do not expire.
At December 31, 2024, the Company generated NOL carry forwards for U.S. state income tax purposes of approximately $15.9 million, which will be available to offset future state taxable income and will begin to expire in various dates starting in 2039. At December 31, 2024, it is more likely than not that the benefit from Federal and state NOL carryforwards will not be realized.
The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance, beginning of year	$3,968	$3,935	$—
Increases for tax positions related to the current year	68	109	77
Increases for tax positions related to prior years	674	397	3,858
Decreases for tax positions related to prior years	—	(473)	—
Balance, end of year	$4,710	$3,968	$3,935
At December 31, 2024 and 2023, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $0.6 million and $0.4 million, respectively.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
As of December 31, 2024, the liability for unrecognized tax benefits includes certain tax uncertainties related to research tax credits and tax positions in various state jurisdictions. The Company believes it is not reasonably possible that the unrecognized tax benefits will significantly change during the next twelve months.
The Company files its federal and state income tax returns and some of these returns remain open for examination, with the earliest open years in its key jurisdictions as follows:

U.S. Federal	2016

State of Texas	2016
State of New York	2017
State of Illinois	2021
Note 13—Segment Reporting
The Company has evaluated how it is organized and managed and has identified one operating segment. During the year ended December 31, 2024, the Company’s chief operating decision maker was the Chief Executive Officer and Interim Chief Financial Officer (the "CODM"). The CODM manages the business as a multi-service provider of lending enablement and risk analytics to automotive lenders, coupled with real-time underwriting of loan default insurance and claim administration services. The CODM reviews financial information including operating results and assets on a consolidated basis, accompanied by disaggregated information about the Company’s revenue. For information about how the Company derives revenue, as well as the Company’s accounting policies, refer to Note 2—Summary of Significant Accounting and Reporting Policies. All of the Company’s operations and assets are in the U.S., and all of its revenues are attributable to U.S. customers.
The CODM uses multiple measures of performance including consolidated net income to assess performance, evaluate cost optimization, and allocate financial, capital and personnel resources. These measures are used in the annual operating plan and forecasting process as well as ongoing decisions driven by the monthly reviews of the plan versus actual results. The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets.
The following table sets forth significant expense categories and other specified amounts included in consolidated net income that are reviewed by the CODM, or are otherwise regularly provided to the CODM, for the years ended December 31, 2024, 2023 and 2022.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue
Program fees	$57,040	$64,092	$80,611
Profit share	(43,123)	43,301	90,056
Claims administration and other service fees	10,107	10,067	8,927
Total revenue	24,024	117,460	179,594
Cost of services
Employee compensation and benefits	8,371	7,520	4,102
Share-based compensation	624	684	339
Depreciation and amortization	604	77	—
Other cost of services(1)	14,256	14,001	15,527
Gross profit	169	95,178	159,626
Operating expenses
Employee compensation and benefits	33,661	30,719	31,786
Share-based compensation	8,053	8,808	5,110
Professional fees	9,127	8,468	9,824
IT services	4,357	4,149	3,528
Depreciation and amortization	1,070	1,082	915
Other(2)	9,279	12,877	10,848
Total operating expenses	65,547	66,103	62,011
Operating income (loss)	(65,378)	29,075	97,615
Other income (expense)
Interest expense	(11,317)	(10,661)	(5,832)
Interest income	12,090	10,335	1,995
Other income (expense), net	—	109	(238)
Total other expense, net	773	(217)	(4,075)
Income (loss) before income taxes	(64,605)	28,858	93,540
Income tax expense	70,405	6,788	26,920
Net income (loss)	$(135,010)	$22,070	$66,620
(1) Other cost of services primarily consists of costs incurred to third party partners for partner commissions, fees paid for actuarial services, fees for integration with the loan origination system of automotive lenders and fees paid to credit bureaus and data service providers.
(2) Other operating expenses includes marketing expenses, insurance expenses, travel expenses, meals and entertainment expenses, facilities expenses and business development expenses.
Note 14—Subsequent Events
On March 31, 2025, the Board of Directors (the “Board”) of the Company announced that the Board has appointed Jessica Buss as the Chief Executive Officer of the Company, effective immediately. Charles D. Jehl will continue to serve as the interim Chief Financial Officer during a transitionary period and will remain a non-employee member of the Board following such transitionary period.