Form 10-Q
period 2025-03-31
Open Lending Corp
filed 2025-05-08
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2025, the registrant had 119,786,421 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements

OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$236,226	$243,164
Restricted cash	10,621	10,760
Accounts receivable, net	5,550	5,055
Current contract assets, net	18,643	9,973
Income tax receivable	3,568	3,558
Other current assets	3,179	3,215
Total current assets	277,787	275,725
Property and equipment, net	650	729
Capitalized software development costs, net	5,398	5,386
Operating lease right-of-use assets, net	3,680	3,878
Contract assets	11,202	5,094
Other assets	5,506	5,556
Total assets	$304,223	$296,368
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$352	$953
Accrued expenses	7,598	5,166
Current portion of debt	7,500	7,500
Third-party claims administration liability	10,660	10,797
Current portion of excess profit share receipts	17,445	19,346
Other current liabilities	1,143	3,490
Total current liabilities	44,698	47,252
Long-term debt, net of deferred financing costs	130,429	132,217
Operating lease liabilities	3,061	3,273
Excess profit share receipts	39,111	28,210
Other liabilities	7,095	7,329
Total liabilities	224,394	218,281
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 119,782,899 shares outstanding as of March 31, 2025 and 128,198,185 shares issued and 119,350,001 shares outstanding as of December 31, 2024	1,282	1,282
Additional paid-in capital	497,884	502,664
Accumulated deficit	(328,142)	(328,759)
Treasury stock at cost, 8,415,286 shares at March 31, 2025 and 8,848,184 shares at December 31, 2024	(91,195)	(97,100)
Total stockholders’ equity	79,829	78,087
Total liabilities and stockholders’ equity	$304,223	$296,368
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
Program fees	$15,210	$14,309
Profit share	6,730	13,882
Claims administration and other service fees	2,453	2,554
Total revenue	24,393	30,745
Cost of services	6,084	5,750
Gross profit	18,309	24,995
Operating expenses
General and administrative	10,898	11,979
Selling and marketing	4,382	4,214
Research and development	2,267	1,479
Total operating expenses	17,547	17,672
Operating income	762	7,323
Interest expense	(2,589)	(2,770)
Interest income	2,500	2,971
Income before income taxes	673	7,524
Income tax expense	56	2,437
Net income	$617	$5,087
Net income per common share
Basic	$0.01	$0.04
Diluted	$0.01	$0.04
Weighted average common shares outstanding
Basic	119,451	118,926
Diluted	119,629	119,416
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2024	128,198	$1,282	$502,664	$(328,759)	(8,848)	$(97,100)	$78,087
Share-based compensation	—	—	1,883	—	—	—	1,883
Restricted stock units issued, net of shares withheld for taxes	—	—	(6,663)	—	433	5,905	(758)
Net income	—	—	—	617	—	—	617
Balance as of March 31, 2025	128,198	$1,282	$497,884	$(328,142)	(8,415)	$(91,195)	$79,829

Balance as of December 31, 2023	128,198	$1,282	$502,032	$(193,749)	(9,378)	$(103,985)	$205,580
Share-based compensation	—	—	1,892	—	—	—	1,892
Restricted stock units issued, net of shares withheld for taxes	—	—	(5,307)	—	331	4,286	(1,021)
Net income	—	—	—	5,087	—	—	5,087
Balance as of March 31, 2024	128,198	$1,282	$498,617	$(188,662)	(9,047)	$(99,699)	$211,538
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$617	$5,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	1,846	1,854
Depreciation and amortization	544	372
Amortization of debt issuance costs	103	107
Non-cash operating lease cost	198	162
Deferred income taxes	—	2,154
Other	144	41
Changes in operating assets & liabilities:
Accounts receivable, net	(495)	(1,135)
Contract assets, net	(14,778)	(2,614)
Excess profit share receipts	9,000	—
Other current and non-current assets	70	188
Accounts payable	(600)	66
Accrued expenses	2,454	(189)
Income tax receivable, net	39	3,358
Operating lease liabilities	(185)	(152)
Third-party claims administration liability	(137)	1,662
Other current and non-current liabilities	(2,658)	45
Net cash provided by (used in) operating activities	(3,838)	11,006
Cash flows from investing activities
Purchase of property and equipment	(45)	—
Capitalized software development costs	(561)	(642)
Net cash used in investing activities	(606)	(642)
Cash flows from financing activities
Payments on term loans	(1,875)	(938)
Shares withheld for taxes related to restricted stock units	(758)	(1,021)
Net cash used in financing activities	(2,633)	(1,959)
Net change in cash and cash equivalents and restricted cash	(7,077)	8,405
Cash and cash equivalents and restricted cash at the beginning of the period	253,924	246,669
Cash and cash equivalents and restricted cash at the end of the period	$246,847	$255,074
Supplemental disclosure of cash flow information:
Interest paid	$2,489	$3,541
Income tax paid (refunded), net	$16	$(3,075)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Description of Business, Background and Nature of Operations
Open Lending Corporation and its subsidiaries (“Company,” “we,” “us” and “our”), headquartered in Austin, Texas, provides loan analytics, risk-based loan pricing, risk modeling and automated decision technology for automotive lenders throughout the United States of America (the “U.S.”), which enables each lending institution to book near-prime and non-prime automotive loans, coupled with real-time underwriting of loan default insurance, out of its existing business flow. We also operate as a third-party administrator that adjudicates insurance claims and premium adjustments on automotive loans.
Our flagship product, Lenders ProtectionTM platform (“LPP”), is a cloud-based automotive lending enablement platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to our insurance partners. The platform uses risk-based pricing models that enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. Our proprietary risk models project loan performance, including expected losses and prepayments, in arriving at the optimal contract interest rate. LPP recommends a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets.
All of our operations and assets are in the U.S., and all of our revenues are attributable to U.S. customers.
Note 2—Summary of Significant Accounting and Reporting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Open Lending Corporation and all its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these unaudited condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. We believe the disclosures made in these unaudited condensed consolidated financial statements are adequate to make the information herein not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).
The interim data includes all normal adjustments that are, in our opinion, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of our operating results for the entire fiscal year ending December 31, 2025.
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
The most significant items subject to such estimates and assumptions include, but are not limited to, profit share revenue recognition and the corresponding impact on contract assets and the excess profit share receipts liability and assessing the realizability of deferred tax assets. Our estimates are based on historical trends and relevant assumptions that we believe to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.
Profit Share Revenue
Profit share represents our participation in the net underwriting profit of third-party insurance partners who provide automotive lenders with credit default insurance on loans those lenders make using LPP. We receive a percentage of the aggregate net monthly insurance underwriting profit over the term of the underlying insured loan. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
reserves for incurred, but not reported losses), with losses accrued and carried forward for future profit share calculations. In periods where the expenses and losses on the aggregated loan portfolio exceed the monthly earned premiums, no profit share payments are received and future monthly insurance underwriting profits earned are reduced until the earned premiums for the aggregate loan portfolio exceed the accumulated losses at the insurance partner level.
We fulfill our performance obligation upon placement of the insurance and recognize profit share revenue based on the amount of cash flows we expect to receive from the insurance company over the term of the underlying insured loan.
We use a forecast model to estimate variable consideration based on undiscounted expected future profit share to be received from our insurance partners. The forecast model projects loan-level earned premiums and insurance claim payments driven by projections of prepayment rate, loan default rate and severity of loss on the remaining active loan portfolio as of the reporting date. These assumptions are derived from an analysis of the historical portfolio performance, prevailing default and prepayment trends, and macroeconomic projections. Estimates of variable consideration generated by the forecast model are constrained to the extent that it is probable that a significant reversal of revenue will not occur in future periods. On a quarterly basis, we update the assumptions used in the forecast model and recognize a change in estimate adjustment to profit share revenue, contract assets and excess profit share receipts liability in the period.
We assess the default and prepayment assumptions of the forecast model against reported performance and lender delinquency data. The forecast model is updated to consider the actual prepayment rate, default, and severity of results and macroeconomic conditions.
During the three months ended March 31, 2025 and 2024, we recorded reductions in estimated profit share revenues of $0.9 million and $1.1 million, respectively, for changes in estimates of variable consideration related to performance obligations satisfied in previous periods, primarily as a result of actual portfolio performance and forecast assumption changes due to changes in anticipated loan default rates, severity of losses and prepayment rates.
Fair value measurements
Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. In arriving at a fair value measurement, we use a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. The three levels of inputs used to establish fair value are the following:
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
In situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs. Refer to Note 7—Fair Value of Financial Instruments for a summary of our financial instruments measured at fair value on a recurring basis.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires additional disclosure related to rate reconciliation, income taxes paid, and other disclosures to improve the effectiveness of income tax disclosures. The ASU is effective for annual periods beginning after December 15,

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2024, and applied on a prospective basis. Early adoption and retrospective application is permitted. We believe this ASU will have no impact on our consolidated financial statements but may result in additional disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new disclosures, in a separate note to financial statements, of specified information about certain costs and expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We believe this ASU will have no impact on our consolidated financial statements but will result in additional disclosures.
Note 3—Contract Assets and Excess Profit Share Receipts
Contract Assets
We recognize contract assets when we transfer services to a customer, recognize revenue for amounts not yet billed, and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. Changes in our contract assets primarily result from the timing difference between the satisfaction of our performance obligation and receipt of the customer’s payment.
For performance obligations related to profit share revenue that were satisfied in previous periods, we evaluate and update our profit share revenue forecast on a quarterly basis and adjust the contract assets accordingly. An increase in the profit share revenue forecast associated with performance obligations satisfied in previous periods, or historic vintages, is reported as a positive change in estimate and generates an increase in our contract asset, additional revenues and future expected cash flows. A decrease in the profit share revenue forecast associated with historic vintages is reported as a negative change in estimate and generates a decrease in our contract asset, a reduction in revenues and future expected cash flows.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract assets balances for the period indicated below were as follows:

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total
	(in thousands)
Ending balance as of December 31, 2024	$9,633	$3,229	$2,205	$15,067
Increase of contract assets due to new business generation	7,679	15,210	2,453	25,342
Change in estimates of revenue from performance obligations satisfied in previous periods	(281)	—	—	(281)
Payables (receivables) transferred from contract assets	(7)	(15,243)	—	(15,250)
Payments received from insurance carriers	(677)	—	(2,280)	(2,957)
Transfer from/(to) excess profit share receipts liability	7,977	—	—	7,977
Provision for expected credit losses	(53)	—	—	(53)
Ending balance as of March 31, 2025	$24,271	$3,196	$2,378	$29,845
Excess Profit Share Receipts Liability
When profit share cash consideration received is in excess of the expected profit share consideration at the loan level, the amount of excess funds and the forecasted losses are recorded as an excess profit share receipts liability. The excess profit share receipts liability is based on the current forecast of future losses of the active loan portfolio and will be impacted by future changes in estimate related to profit share revenue. There is generally no contractual obligation to return the excess funds while an insurance partner is actively participating in our profit share program; however, future expected profit share cash flows may be reduced.
The excess profit share receipts liability balance for the period indicated below was as follows:

Profit Share
(in thousands)
Ending balance as of December 31, 2024	$47,556
Change in estimates of revenue from performance obligations satisfied in previous periods	668
Payments received from insurance carriers	355
Transfer from/(to) contract asset	7,977
Ending balance as of March 31, 2025	$56,556
Contract Costs
The fulfillment costs associated with our contracts with customers generally do not meet the criteria for capitalization and therefore are expensed as incurred.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4—Long-term Debt
The following table provides a summary of our debt as of the periods indicated:

	March 31, 2025	December 31, 2024
	(in thousands)
Term Loan due 2027	$138,750	$140,625
Revolving Credit Facility	—	—
Less: Unamortized deferred financing costs	(821)	(908)
Total debt	137,929	139,717
Less: current portion of debt	(7,500)	(7,500)
Total long-term debt, net of deferred financing costs	$130,429	$132,217
Credit Agreement—Term Loan due 2027 and Revolving Credit Facility
On September 9, 2022, we entered into a First Amendment to our existing Credit Agreement (the “First Amendment”) with Wells Fargo Bank, N.A., as the administrative agent, and the financial institutions party thereto, as the lenders. The First Amendment provided senior secured credit facilities in an aggregate principal amount of $300 million, which (i) established a term loan due 2027 with a principal amount of $150 million (the “Term Loan due 2027”), and (ii) increased the borrowing capacity on the existing revolving credit facility to $150 million (the “Revolving Credit Facility”), both scheduled to mature on September 9, 2027 (collectively, the “Credit Agreement”).
Borrowings under the Credit Agreement bear interest at a rate equal to either (i) an Alternate Base rate (“ABR”) or (ii) the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (“Adjusted SOFR”) plus a spread that is based upon our total net leverage ratio. The spread ranges from 0.625% to 1.375% per annum for ABR loans and 1.625% to 2.375% per annum for Adjusted SOFR loans. With respect to the ABR loans, interest is payable at the end of each calendar quarter. With respect to the Adjusted SOFR loans, interest is payable at the end of the selected interest period (at least quarterly). Additionally, there is an unused commitment fee payable at the end of each quarter at a rate per annum ranging from 0.15% to 0.225% based on the average daily unused portion of the Revolving Credit Facility and other customary letter of credit fees. Pursuant to the Credit Agreement, the interest rate spread and commitment fees increase or decrease in increments as the Funded Secured Debt/EBITDA ratio increases or decreases.
As of March 31, 2025, the Term Loan due 2027 and the Revolving Credit Facility were both subject to an Adjusted SOFR rate of 4.399% plus a spread of 2.375% per annum. Commitment fees were accrued at 0.225% under the Revolving Credit Facility’s unused commitment balance of $150 million as of March 31, 2025. As of March 31, 2025 and December 31, 2024, the effective interest rate on the outstanding borrowings was 7.020% and 7.050%, respectively.
Unamortized deferred financing costs related to the Term Loan due 2027 and the Revolving Credit Facility were $0.8 million and $0.2 million, respectively, as of March 31, 2025.
The obligations under the Credit Agreement are guaranteed by our U.S. subsidiaries and are secured by substantially all of our assets and our U.S. subsidiaries, subject to customary exceptions. The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.0:1 and the minimum fixed charge coverage ratio is 1.25:1. As of March 31, 2025, we were in compliance with all required covenants under the Credit Agreement.
Note 5—Income Taxes
We compute our interim provision for income taxes by applying the estimated annual effective tax rate to year-to-date income before income tax and adjust the provision for discrete tax items recorded in the period. Each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The interim provision for income taxes and estimated annual effective tax rate are subject to volatility due to several factors, including changes in our earnings, changes to our valuation allowance, material discrete tax items and the effects of tax law changes.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2025 and 2024, we recognized income tax expense of $0.1 million and $2.4 million, respectively, resulting in an effective tax rate of 8.3% and 32.4%, respectively. The decrease in effective tax rate for the three months ended March 31, 2025 compared to the same period in 2024 is primarily due to the impact of changes in our valuation allowance during the period and decreased income before income taxes.
Note 6—Net Income per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
Basic net income per share:
Numerator
Net income attributable to common stockholders	$617	$5,087
Denominator
Weighted average common shares outstanding	119,451	118,926
Basic net income per share attributable to common stockholders	$0.01	$0.04

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$617	$5,087
Denominator
Basic weighted average common shares outstanding	119,451	118,926
Dilutive effect of employee share awards outstanding	178	490
Diluted weighted average common shares outstanding	119,629	119,416
Diluted net income per share attributable to common stockholders	$0.01	$0.04
The following potentially dilutive outstanding securities for the three months ended March 31, 2025 and 2024 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the periods:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock options	123	133
Time-based restricted stock units	579	201
Performance-based restricted stock units	116	149
Total	818	483

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7—Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets measured at fair value on a recurring basis were as follows:

	Total	Fair value measurement as of March 31, 2025
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$228,602	$228,602	$—	$—
Total	$228,602	$228,602	$—	$—

	Total	Fair value measurement as of December 31, 2024
		Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$238,198	$238,198	$—	$—
Total	$238,198	$238,198	$—	$—
The amounts reported in our Condensed Consolidated Balance Sheets as current assets or current liabilities, including Cash, Restricted cash, Accounts receivable, net, Current contract assets, net, Other current assets, Accounts payable and Accrued expenses, each approximate their fair value due to the short-term maturities of the instruments.
The carrying amount of our debt approximates its fair value due to its variable interest rate. The fair value is determined using the Adjusted SOFR as of March 31, 2025 and December 31, 2024 plus an applicable spread, a Level 2 classification in the fair value hierarchy. Refer to Note 4 - Long-term Debt for the carrying amount of our debt.
Our accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended March 31, 2025 and December 31, 2024.
Note 8—Segment Reporting
We operate as one operating segment. The following table sets forth significant expense categories and other specified amounts included in consolidated net income that are reviewed by the chief operating decision maker (“CODM”), or are otherwise regularly provided to the CODM, for the three months ended March 31, 2025 and 2024.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue
Program fees	$15,210	$14,309
Profit share	6,730	13,882
Claims administration and other service fees	2,453	2,554
Total revenue	24,393	30,745
Cost of services
Employee compensation and benefits	1,526	2,087
Share-based compensation	102	78
Depreciation and amortization	213	59
Other cost of services(1)	4,243	3,526
Total cost of services	6,084	5,750
Gross profit	18,309	24,995
Operating expenses
Employee compensation and benefits	10,471	10,066
Share-based compensation	1,744	1,776
Professional fees	2,298	2,017
IT services	980	1,175
Depreciation and amortization	331	313
Other(2)	1,723	2,325
Total operating expenses	17,547	17,672
Operating income	762	7,323
Other income (expense)
Interest expense	(2,589)	(2,770)
Interest income	2,500	2,971
Total other income (expense), net	(89)	201
Income before income taxes	673	7,524
Income tax expense	56	2,437
Net income	$617	$5,087
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
Note 9—Commitments and Contingencies
Shareholder Class Action
In May 2025, a putative shareholder class action lawsuit was filed against the Company and our three former Chief Executive Officers in the U.S. District Court for the Western District of Texas. The class action is purportedly brought on behalf of persons who allegedly suffered damages as a result of alleged materially false and/or misleading statements and omissions about our business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants: (1) misrepresented the capabilities of the Company’s risk-based pricing models; (2) issued materially misleading statements regarding the Company’s profit share revenue; (3) failed to disclose the Company’s 2021 and 2022 vintage loans had become worth significantly less than their corresponding outstanding loan balances; (4) misrepresented the underperformance of the Company’s 2023 and 2024 vintage

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
loans; and (5) as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Motions for appointment of lead plaintiff are due on June 30, 2025.  We cannot predict the timing, outcome or consequences of the class action at the current stage. As of March 31, 2025, we have not recorded a loss contingency liability related to this matter. We will continue to evaluate information as it becomes available and will record an estimate for losses when it is both probable a loss has been incurred and the amount of the loss can be reasonably estimated.
Note 10—Subsequent Events
Share Repurchase Program
On May 1, 2025, the Board of Directors authorized share repurchases under a share repurchase program (the “Share Repurchase Program”) allowing the Company to repurchase up to $25.0 million of the Company’s outstanding common stock until May 1, 2026. Repurchases may be made at management’s discretion from time to time on the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Open Lending Corporation’s unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”). Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to mean the business and operations of Open Lending Corporation and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
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
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over one million automotive loans representing over $25.8 billion in originations, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 443 active lenders.
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
We facilitated 27,638 certified loans during the three months ended March 31, 2025, as compared to 28,189 certified loans during the three months ended March 31, 2024.
Total revenue was $24.4 million for the three months ended March 31, 2025, as compared to $30.7 million during the three months ended March 31, 2024.
Operating income was $0.8 million for the three months ended March 31, 2025, as compared to $7.3 million in the three months ended March 31, 2024.
Net income was $0.6 million for the three months ended March 31, 2025, as compared to $5.1 million for the three months ended March 31, 2024.
Share Repurchase Program
On May 1, 2025, the Board of Directors authorized the Share Repurchase Program allowing the Company to repurchase up to $25.0 million of the Company’s outstanding common stock until May 1, 2026. Repurchases may be made at management’s discretion from time to time in the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time.

Highlights
The table below summarizes the dollar value of insured loans facilitated, the number of new contracts we signed with automotive lenders and the number of active lenders for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Certified loans	27,638	28,189
Value of insured loans facilitated (in thousands)	$782,901	$787,833
Average loan size per certified loan	$28,327	$27,948
Number of contracts signed with automotive lenders	18	11
Number of active lenders at end of period(1)	443	442
(1) Active lenders is defined as lenders who certify at least one loan during the preceding 12 months. This number includes 11 and 4 new lenders using LPP to certify loans for the first time during the three months ended March 31, 2025 and 2024, respectively.
Key Performance Measures
We review several key performance measures to evaluate business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to our investors and counterparties because such metrics are used to measure and model the performance of companies with recurring revenue streams.
The following table sets forth key performance measures for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	% Change

Certified loans	27,638	28,189	(2)%
Single-pay	25,114	25,444	(1)%
Monthly-pay	2,524	2,745	(8)%
Average program fees	$550	$508	8%
Single-pay	$532	$482	10%
Monthly-pay	$733	$745	(2)%
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
Earned Premium
We earn a monthly claims administration service fee, which is calculated by our insurance partners as 3% of the monthly net insurance earned premium collected over the life of the underlying loan. We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $81.8 million and $85.1 million for the three months ended March 31, 2025 and 2024, respectively.
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
Upon placement of the insurance, we estimate the total variable consideration we expect to receive from the insurance company over the term of the underlying insured loan using a forecast model based on undiscounted expected future profit share to be received from our insurance partners. The forecast model projects loan-level earned premiums and insurance claim payments driven by projections of prepayment rate, loan default rate and severity of loss on its remaining active loan portfolio as of the reporting date. These assumptions are derived from an analysis of the historical portfolio performance, prevailing default and prepayment trends, and macroeconomic projections. Estimates of variable consideration generated by the forecast model are constrained to the extent that it is probable that a significant reversal of revenue will not occur in future periods. We recognize the estimated profit share revenue upon the placement of the insurance as all performance obligations are satisfied at that time and record a contract asset for the consideration we expect to receive over the term of the underlying insured loan.
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

Cost of Services and Operating Expenses
Cost of services. Cost of services primarily consists of fees paid to third-party partners for partner commissions, compensation and benefit expenses relating to employees engaged in automotive lender customer service, product support and claims administration activities, fees paid for actuarial services related to the development of the monthly premium program, fees for integration with the loan origination systems of automotive lenders, fees paid to credit bureaus and data service providers for credit applicant data and amortization of capitalized software development costs related to our cloud-based solutions. In the near term, we generally expect cost of services to increase as a percentage of our program fee revenue.
General and administrative expenses. General and administrative expenses are comprised primarily of employee compensation and benefits, including share-based compensation expense, for corporate level employees, data and software expenses and professional and consulting fees. In the near term, we expect general and administrative expenses to remain constant.
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits, as well as travel, meals and entertainment expenses for employees engaged in selling and marketing activities and costs of our business development and marketing programs. We generally expect selling and marketing expenses to decrease in the near term.
Research and development expenses. Research and development expenses primarily consist of compensation and benefits for employees engaged in product development activities and data and software expenses. In addition, we capitalize certain research and development expenses related to the development of new functionality for our cloud-based solutions, which may cause our research and development expense to fluctuate from period to period. We generally expect our research and development expenses to remain constant in the near term.
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
Comparison of Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Program fees	$15,210	$14,309	$901	6%

Profit share
New certified loan originations	7,679	15,030	(7,351)	(49)%
Change in estimated revenues	(949)	(1,148)	199	(17)%
Total profit share	6,730	13,882	(7,152)	(52)%

Claims administration and other service fees	2,453	2,554	(101)	(4)%
Total revenue	$24,393	$30,745	$(6,352)	(21)%
Total revenue decreased by $6.4 million, or 21%, primarily driven by a $7.2 million decrease in profit share revenue, partially offset by a $0.9 million increase in program fees, as compared to the three months ended March 31, 2024.
Program Fees. Program fees revenue increased by $0.9 million, or 6%, primarily driven by an 8% increase in unit economics per certified loan, partially offset by a 2% decrease in certified loan volume.

Profit Share. Profit share revenue decreased by $7.2 million, or 52%, due to a $7.4 million, or 49%, decrease in anticipated profit share revenue associated with new certified loan originations, partially offset by a $0.2 million, or 17%, decrease in the negative change in estimate adjustment during the period.
During the three months ended March 31, 2025, we recorded $7.7 million in anticipated profit share associated with 27,638 new certified loans for an average of $278 per loan, as compared to $15.0 million in anticipated profit share associated with 28,189 certified loans for an average of $533 per loan during the three months ended March 31, 2024. The decrease in the average revenue per loan was due to a decrease in expected future profit share consideration to be received from our insurance partners on the loans certified based on current estimates of loan default rates, prepayment rates and severity of losses.
In addition, during the three months ended March 31, 2025, we recorded a reduction in estimated profit share revenue of $0.9 million for changes in estimates of variable consideration related to performance obligations satisfied in previous periods, or historic vintages, primarily as a result of forecast assumption changes due to higher than anticipated loan defaults, partially offset by lower than anticipated prepayment rates and severity of losses. During the three months ended March 31, 2024, we recorded a decrease of $1.1 million in profit share revenue for changes in estimates of variable consideration of historic vintages primarily due to higher than anticipated loan defaults, partially offset by lower than anticipated prepayment rates and severity of losses.
Claims Administration and Other Service Fees. Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ earned premium, decreased by $0.1 million, or 4%, primarily due to a decrease in total earned premiums.
Cost of Services, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Total revenue	$24,393	$30,745	$(6,352)	(21)%
Cost of services	6,084	5,750	334	6%
Gross profit	$18,309	$24,995	$(6,686)	(27)%
Gross margin	75%	81%		(6%)
Cost of Services. Cost of services increased $0.3 million, or 6%, primarily due to increases in fees paid to data service providers of $0.5 million and partner commissions of $0.3 million, partially offset by a decrease in employee compensation and benefits of $0.5 million.
Gross Profit. Gross profit decreased by $6.7 million, or 27%, primarily driven by decreases in profit share revenue and an increase in cost of services, as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Gross profit	$18,309	$24,995	$(6,686)	(27)%
Operating expenses
General and administrative	10,898	11,979	(1,081)	(9)%
Selling and marketing	4,382	4,214	168	4%
Research and development	2,267	1,479	788	53%
Total operating expenses	17,547	17,672	(125)	(1)%
Operating income	$762	$7,323	$(6,561)	(90)%
Operating margin	3%	24%		(21)%
General and Administrative. General and administrative expenses decreased by $1.1 million, or 9%, primarily driven by a $1.0 million decrease in employee compensation and benefit costs.

Selling and Marketing. Selling and marketing expenses increased by $0.2 million, or 4%, primarily due to a $0.5 million increase in employee compensation and benefit costs, partially offset by a $0.3 million decrease in marketing expenses.
Research and Development. Research and development expenses increased by $0.8 million, or 53%, primarily due to an increase in employee compensation and benefit costs of $1.0 million, partially offset by a decrease in data service costs of $0.2 million.
Operating income (loss). Operating income for the three months ended March 31, 2025 decreased by $6.6 million, or 90%, as compared to the prior year period, primarily driven by decreases in total revenues as discussed above.
Interest Expense and Interest Income

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest expense	$(2,589)	$(2,770)	$181	(7)%
Interest income	2,500	2,971	(471)	(16)%
Interest Expense. Interest expense decreased $0.2 million, or 7%, as a result of lower borrowing costs primarily due to a decrease in interest rates and a reduction in our principal balance during the period.
Interest Income. Interest income decreased $0.5 million, or 16%, primarily due to a decrease in interest earned on our cash equivalents.
Income Taxes

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Income before income taxes	$673	$7,524	$(6,851)	(91)%
Income tax expense	56	2,437	(2,381)	(98)%
Effective tax rate	8.3%	32.4%		(24)%
Income tax expense decreased $2.4 million, primarily as a result of the impact of changes in our valuation allowance during the period and a decrease in income before income taxes.
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
Based on our assessment of the underlying provisions and circumstances of our contractual obligations, other than the risks that we and other similarly situated companies face with respect to macroeconomic conditions and the condition of the capital markets (as described in “Risk Factors” in our Annual Report), there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

The following table provides a summary of cash flow data:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(3,838)	$11,006
Net cash used in investing activities	$(606)	$(642)
Net cash used in financing activities	$(2,633)	$(1,959)
Cash Flows from Operating Activities
Our cash flows provided by (used in) operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the non-cash adjustments in the operating activities in the Condensed Statement of Cash Flows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income	$617	$5,087
Non-cash adjustments	2,835	4,690
Change in contract assets	(14,778)	(2,614)
Change in excess profit share receipts	9,000	—
Change in other assets and liabilities	(1,512)	3,843
Net cash provided by (used in) operating activities	$(3,838)	$11,006
Net cash provided by (used in) operating activities decreased by $14.8 million, primarily attributable to decreased cash collections of $8.9 million related to reduced revenues, $3.1 million decrease in income tax refunds, a $1.6 million increase in cash payments related to cost of services and operating expenses and a $0.5 million decrease in interest income received. The decrease in cash provided by (used in) operating activities was partially offset by a $1.1 million reduction in interest expense payments during the period.
Cash Flows from Investing Activities
For both the three months ended March 31, 2025 and 2024, net cash used in investing activities was $0.6 million, primarily related to capitalized software development costs related to our cloud-based solution and other software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in financing activities primarily consist of payments of debt and share repurchases to satisfy withholding tax requirements associated with the vesting of restricted stock awards.
For the three months ended March 31, 2025, net cash used in financing activities was $2.6 million and includes a $1.9 million principal payment on our Term Loan due 2027 and $0.8 million for shares withheld for payroll taxes associated with the vesting of restricted stock awards.
For the three months ended March 31, 2024, net cash used in financing activities was $2.0 million and includes $1.0 million for shares withheld for taxes related to vesting of restricted stock awards and a $0.9 million principal payment on our Term Loan due 2027.
Debt
As of March 31, 2025, we had no amounts outstanding under the Revolving Credit Facility and $137.9 million outstanding under our Term Loan due 2027. Refer to Note 4—Long-term Debt for further discussion.
Share Repurchase Program
On May 1, 2025, the Board of Directors authorized the Share Repurchase Program allowing the Company to repurchase up to $25.0 million of the Company’s outstanding common stock until May 1, 2026. Repurchases may be made at management’s discretion from time to time in the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures used by management to evaluate its operating performance, generate future operating plans and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. These measures further provide useful analysis of period-to-period comparisons of our business, as they exclude the effect of certain non-cash items and certain variable charges. Adjusted EBITDA is defined as GAAP net income excluding interest expense, income tax expense, depreciation expense of property and equipment, amortization expense of capitalized software development costs and share-based compensation expense. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.
The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended March 31,
	2025	2024
	(in thousands, except margin data)
Net income	$617	$5,087
Non-GAAP adjustments:
Interest expense	2,589	2,770
Income tax expense	56	2,437
Depreciation and amortization expense	544	372
Share-based compensation	1,846	1,854
Total adjustments	5,035	7,433
Adjusted EBITDA	$5,652	$12,520
Total revenue	$24,393	$30,745
Adjusted EBITDA margin	23%	41%
For the three months ended March 31, 2025, Adjusted EBITDA decreased by $6.9 million, or 55%, as compared to the three months ended March 31, 2024. The decrease in Adjusted EBITDA during the three months ended March 31, 2025 reflects the decrease in operating income, primarily driven by our reduced profit share revenue related to the decrease in unit economics per certified loan and lower certified loan volume.
Critical Accounting Policies and Estimates
There have not been any material changes during the three months ended March 31, 2025 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of our critical accounting policies and estimates.
Recent Accounting Pronouncements
Refer to Note 2—Summary of Significant Accounting and Reporting Policies to the accompanying condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.
Contractual and Other Obligations
We had no material changes in our contractual commitments and obligations during the three months ended March 31, 2025 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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
Market Risk
In the normal course of business, we are exposed to market risk and have established policies designed to protect against the adverse effects of this exposure. We are exposed to risks associated with general economic conditions and the impact of the economic environment on consumer spending levels, the willingness of consumers to enter into loans to finance purchases and consumers ability to afford financial obligations. Consumer spending and borrowing patterns related to auto purchases are influenced by economic factors such as unemployment rates, inflation, fluctuating interest rates, tariffs, changes in monetary and related policies, market volatility and overall consumer confidence. We also face risk from competition to acquire, maintain and develop new relationships with automotive lenders as well as competition from a wide variety of automotive lenders who are (or are affiliated) with financial institutions and have capacity to hold loans on their balance sheets.
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
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and U.S. Treasury securities. Our Term Loan due 2027 also exposes us to changes in short-term interest rates since interest rates on the underlying obligation are variable.
As of March 31, 2025, we had outstanding amounts of $138.8 million under the Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2025. Borrowings under the Credit Agreement bear interest at a rate equal to Adjusted SOFR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.15% to 0.225% per annum on the average daily unused portion of the Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

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

PART II.    OTHER INFORMATION
Item 1. Legal Proceedings
Except as described herein, as of the date of this Quarterly Report, we were not a party to any material legal proceedings. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.
Shareholder Class Action
In May 2025, a putative shareholder class action lawsuit was filed against the Company and our three former Chief Executive Officers in the U.S. District Court for the Western District of Texas. The class action is purportedly brought on behalf of persons who allegedly suffered damages as a result of alleged materially false and/or misleading statements and omissions about our business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants: (1) misrepresented the capabilities of the Company’s risk-based pricing models; (2) issued materially misleading statements regarding the Company’s profit share revenue; (3) failed to disclose the Company’s 2021 and 2022 vintage loans had become worth significantly less than their corresponding outstanding loan balances; (4) misrepresented the underperformance of the Company’s 2023 and 2024 vintage loans; and (5) as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Motions for appointment of lead plaintiff are due on June 30, 2025. We cannot predict the timing, outcome or consequences of the class action at the current stage. Moreover, involvement in securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
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
In addition, a number of participants in the consumer finance industry have been the subject of punitive class action lawsuits. For example, in May 2025, a putative shareholder class action lawsuit was filed against the Company and its three former Chief Executive Officers in the U.S. District Court for the Western District of Texas. The class action is purportedly brought on behalf of persons who allegedly suffered damages as a result of alleged materially false and/or misleading statements and omissions about the Company’s business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. See Part II, Item 1, Legal Proceedings for further information.

Companies in the consumer finance industry have also been the subject of state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business. Such securities litigation could also give rise to perceived uncertainties as to our future, adversely affect our relationships with our partners and make it more difficult to attract and retain qualified personnel. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties related to any securities litigation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended March 31, 2025.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1 - 31, 2025	13,119	$5.84	—	$—
February 1 - 28, 2025	—	$—	—	$—
March 1 - 31, 2025	162,023	$4.20	—	$—
Total	175,142		—
(1) Includes shares purchased from employees to satisfy their payroll tax withholding obligations related to share-based awards that vested during those months.
(2) On May 1, 2025, our Board of Directors authorized share repurchases under the Share Repurchase Program for up to $25.0 million, effective through May 1, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Transition Services Agreement by and between Open Lending Corporation and Charles D. Jehl, dated March 31, 2025 (incorporated by reference to Exhibit 10.2 to Open Lending Corporation’s Current Report on Form 8-K filed March 31, 2025).

10.2
Employment Agreement by and between Open Lending Corporation and Jessica Buss, dated March 31, 2025 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed March 31, 2025).

10.3
Offer Letter by and between Open Lending Corporation and Michelle Glasl, dated March 31, 2025 (incorporated by reference to Exhibit 10.3 to Open Lending Corporation’s Current Report on Form 8-K filed March 31, 2025).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101*
The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

OPEN LENDING CORPORATION

/s/ Jessica Buss
Jessica Buss
May 8, 2025	Chief Executive Officer (Principal Executive Officer)

/s/ Charles D. Jehl
Charles D. Jehl
May 8, 2025	Interim Chief Financial Officer (Principal Financial and Accounting Officer)