Form 10-Q
period 2025-06-30
Open Lending Corp
filed 2025-08-07
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2025, the registrant had 118,172,477 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements

OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$230,659	$243,164
Restricted cash	10,678	10,760
Accounts receivable, net	4,406	5,055
Current contract assets, net	14,553	9,973
Income tax receivable	3,576	3,558
Other current assets	3,230	3,215
Total current assets	267,102	275,725
Property and equipment, net	586	729
Capitalized software development costs, net	5,123	5,386
Operating lease right-of-use assets, net	3,478	3,878
Contract assets	14,895	5,094
Other assets	5,477	5,556
Total assets	$296,661	$296,368
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$481	$953
Accrued expenses	7,954	5,166
Current portion of debt	7,500	7,500
Third-party claims administration liability	10,724	10,797
Current portion of excess profit share receipts	18,410	19,346
Other current liabilities	2,072	3,490
Total current liabilities	47,141	47,252
Long-term debt, net of deferred financing costs	128,640	132,217
Operating lease liabilities	2,839	3,273
Excess profit share receipts	31,966	28,210
Other liabilities	7,128	7,329
Total liabilities	217,714	218,281
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 118,172,477 shares outstanding as of June 30, 2025 and 128,198,185 shares issued and 119,350,001 shares outstanding as of December 31, 2024	1,282	1,282
Additional paid-in capital	495,415	502,664
Accumulated deficit	(327,108)	(328,759)
Treasury stock at cost, 10,025,708 shares at June 30, 2025 and 8,848,184 shares at December 31, 2024	(90,642)	(97,100)
Total stockholders’ equity	78,947	78,087
Total liabilities and stockholders’ equity	$296,661	$296,368
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Program fees	$14,933	$14,836	$30,143	$29,145
Profit share	7,969	9,333	14,699	23,215
Claims administration and other service fees	2,408	2,558	4,861	5,112
Total revenue	25,310	26,727	49,703	57,472
Cost of services	5,509	5,713	11,593	11,463
Gross profit	19,801	21,014	38,110	46,009
Operating expenses
General and administrative	11,964	11,745	22,862	23,724
Selling and marketing	4,146	4,149	8,528	8,363
Research and development	2,515	1,130	4,782	2,609
Total operating expenses	18,625	17,024	36,172	34,696
Operating income	1,176	3,990	1,938	11,313
Interest expense	(2,419)	(2,736)	(5,008)	(5,506)
Interest income	2,357	3,086	4,857	6,057
Income before income taxes	1,114	4,340	1,787	11,864
Income tax expense	80	1,438	136	3,875
Net income	$1,034	$2,902	$1,651	$7,989
Net income per common share
Basic	$0.01	$0.02	$0.01	$0.07
Diluted	$0.01	$0.02	$0.01	$0.07
Weighted average common shares outstanding
Basic	118,866	119,206	119,157	119,066
Diluted	119,003	119,331	119,645	119,388
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2024	128,198	$1,282	$502,664	$(328,759)	(8,848)	$(97,100)	$78,087
Share-based compensation	—	—	1,883	—	—	—	1,883
Restricted stock units issued, net of shares withheld for taxes	—	—	(6,663)	—	433	5,905	(758)
Net income	—	—	—	617	—	—	617
Balance as of March 31, 2025	128,198	$1,282	$497,884	$(328,142)	(8,415)	$(91,195)	$79,829
Share-based compensation	—	—	2,353	—	—	—	2,353
Restricted stock units issued, net of shares withheld for taxes	—	—	(4,822)	—	360	4,519	(303)
Shares repurchased, including excise tax	—	—	—	—	(1,971)	(3,966)	(3,966)
Net income	—	—	—	1,034	—	—	1,034
Balance as of June 30, 2025	128,198	$1,282	$495,415	$(327,108)	(10,026)	$(90,642)	$78,947

Balance as of December 31, 2023	128,198	$1,282	$502,032	$(193,749)	(9,378)	$(103,985)	$205,580
Share-based compensation	—	—	1,892	—	—	—	1,892
Restricted stock units issued, net of shares withheld for taxes	—	—	(5,307)	—	331	4,286	(1,021)
Net income	—	—	—	5,087	—	—	5,087
Balance as of March 31, 2024	128,198	$1,282	$498,617	$(188,662)	(9,047)	$(99,699)	$211,538
Share-based compensation	—	—	2,459	—	—	—	2,459
Restricted stock units issued, net of shares withheld for taxes	—	—	(1,344)	—	100	1,228	(116)
Net income	—	—	—	2,902	—	—	2,902
Balance as of June 30, 2024	128,198	$1,282	$499,732	$(185,760)	(8,947)	$(98,471)	$216,783
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$1,651	$7,989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	4,180	4,222
Depreciation and amortization	1,134	787
Amortization of debt issuance costs	206	214
Non-cash operating lease cost	400	327
Deferred income taxes	—	3,857
Other	149	37
Changes in operating assets & liabilities:
Accounts receivable, net	649	177
Contract assets, net	(14,381)	(4,417)
Excess profit share receipts	2,820	—
Other current and non-current assets	30	(2,885)
Accounts payable	(472)	524
Accrued expenses	2,787	191
Income tax receivable, net	47	843
Operating lease liabilities	(384)	(307)
Third-party claims administration liability	(73)	(1,982)
Other current and non-current liabilities	(1,733)	22
Net cash provided by (used in) operating activities	(2,990)	9,599
Cash flows from investing activities
Purchase of property and equipment	(56)	(51)
Capitalized software development costs	(778)	(1,677)
Net cash used in investing activities	(834)	(1,728)
Cash flows from financing activities
Payments on term loans	(3,750)	(938)
Shares repurchased	(3,952)	—
Shares withheld for taxes related to restricted stock units	(1,061)	(1,137)
Net cash used in financing activities	(8,763)	(2,075)
Net change in cash and cash equivalents and restricted cash	(12,587)	5,796
Cash and cash equivalents and restricted cash at the beginning of the period	253,924	246,669
Cash and cash equivalents and restricted cash at the end of the period	$241,337	$252,465
Supplemental disclosure of cash flow information:
Interest paid	$4,819	$6,260
Income tax paid (refunded), net	$89	$(825)
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these unaudited condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. We believe the disclosures made in these unaudited condensed consolidated financial statements are adequate to make the information herein not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
The interim data includes all normal adjustments that are, in our opinion, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of our operating results for the entire fiscal year ending December 31, 2025.
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
Profit Share Revenue
Profit share represents our participation in the net underwriting profit of third-party insurance partners who provide automotive lenders with credit default insurance on loans those lenders make using LPP. We receive a percentage of the aggregate net monthly insurance underwriting profit over the term of the underlying insured loan. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses (including

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
reserves for incurred, but not reported losses), with losses accrued and carried forward for future profit share calculations. In periods where the expenses and losses on the aggregate loan portfolio exceed the monthly earned premiums, no profit share payments are received and future monthly insurance underwriting profits earned are reduced until the earned premiums for the aggregate loan portfolio exceed the accumulated losses at the insurance partner level.
We fulfill our performance obligation upon placement of the insurance and recognize profit share revenue and the related contract asset based on the amount of cash flows we expect to receive from the insurance company over the term of the underlying insured loan.
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
The following table shows the profit share revenue from new certified loan originations and the change in estimates of variable consideration related to performance obligations satisfied in previous periods, primarily as a result of actual portfolio performance and forecast assumption changes due to changes in anticipated loan default rates, severity of losses and prepayment rates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Profit share
New certified loan originations	$7,668	$15,989	$15,347	$31,019
Change in estimated revenues	301	(6,656)	(648)	(7,804)
Total profit share revenue	$7,969	$9,333	$14,699	$23,215
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
Pursuant to the Share Repurchase Program, during the three months ended June 30, 2025, we repurchased 1,971,369 shares at an average price of $2.00 per share for a total of $4.0 million, excluding excise tax. These shares were recorded to Treasury stock, at cost in the unaudited Condensed Consolidated Balance Sheets.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
For performance obligations related to profit share revenue that were satisfied in previous periods, we evaluate and update our profit share revenue forecast on a quarterly basis and adjust the contract assets accordingly. An increase in the profit share revenue forecast associated with performance obligations satisfied in previous periods, or historic vintages, is reported as a positive change in estimate and generates an increase in our contract asset, additional revenues and future expected cash flows. A decrease in the profit share revenue forecast associated with historic vintages is reported as a negative change in estimate and generates a decrease in our contract asset, and a reduction in revenues and future expected cash flows. To the extent a negative change in estimate exceeds the associated contract asset balance at a loan level, or if cash consideration received is in excess of the expected profit share consideration, the amount is recorded as an excess profit share receipt liability.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As the expected profit share variable consideration and related contract assets are recorded and updated on a quarterly basis, the amounts disclosed as “Changes in estimates of revenue from performance obligations satisfied in previous periods” in the table below includes adjustments to revenue recorded in the previous quarters of the same fiscal year reported.
Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total

	(in thousands)
Ending balance as of December 31, 2024	$9,633	$3,229	$2,205	$15,067
Increase of contract assets due to new business generation	15,347	30,146	4,873	50,366
Change in estimates of revenue from performance obligations satisfied in previous periods	(296)	—	—	(296)
Payables (receivables) transferred from contract assets	25	(30,335)	—	(30,310)
Payments received from insurance carriers	(2,419)	—	(5,364)	(7,783)
Profit share realization of losses reducing payments received (1)	(5,828)	—	—	(5,828)
Transfer from excess profit share receipts liability	8,296	—	—	8,296
Provision for expected credit losses	(64)	—	—	(64)
Ending balance as of June 30, 2025	$24,694	$3,040	$1,714	$29,448
(1) Represents the deemed gross payment that would have been received for historic vintages in a contract asset position if not reduced by the realization of accrued losses on historic vintages in an excess profit share receipts liability position. The $5.8 million of realization of losses reduced the contract assets as payment will not be received and reduced the excess profit share receipts liability as discussed below.
Excess Profit Share Receipts Liability
When profit share cash consideration received is in excess of the expected profit share consideration at the loan level, the amount of excess funds and the forecasted losses are recorded as an excess profit share receipts liability. The excess profit share receipts liability is based on the current forecast of future losses of the active loan portfolio and will be impacted by future changes in estimate related to profit share revenue. There is generally no contractual obligation to return the excess funds while an insurance partner is actively participating in our profit share program; however, future expected profit share cash flows may be reduced. When cash payments received from our insurance partners related to our profit share contract assets are reduced due to the realization of accrued losses, the excess profit share receipts liability and contract asset are both reduced.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The excess profit share receipts liability balance for the periods indicated below were as follows:

Profit Share

(in thousands)
Ending balance as of December 31, 2024	$47,556
Change in estimates of revenue from performance obligations satisfied in previous periods	352
Realization of losses reducing payments received, net of payments received from insurance carriers (1)	(5,828)
Transfer from contract asset	8,296
Ending balance as of June 30, 2025	$50,376
(1) Represents the realization of losses on historic vintages which reduced the profit share payment received from insurance carriers. Amount is shown net of any payments received from insurance carriers related to historic vintages in an excess profit share liability position.
Contract Costs
The fulfillment costs associated with the Company’s contracts with customers do not meet the criteria for capitalization and therefore are expensed as incurred.
Note 4—Long-term Debt
The following table provides a summary of our debt as of the periods indicated:

	June 30, 2025	December 31, 2024

	(in thousands)
Term loan due 2027	$136,875	$140,625
Revolving credit facility	—	—
Less: unamortized deferred financing costs	(735)	(908)
Total debt	136,140	139,717
Less: current portion of debt	(7,500)	(7,500)
Total long-term debt, net of deferred financing costs	$128,640	$132,217
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

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2025, the Term Loan due 2027 and the Revolving Credit Facility were both subject to an Adjusted SOFR rate of 4.396% plus a spread of 2.125% per annum. Commitment fees were accrued at 0.200% under the Revolving Credit Facility’s unused commitment balance of $150 million as of June 30, 2025. As of June 30, 2025 and December 31, 2024, the effective interest rate on the outstanding borrowings was 6.767% and 7.050%, respectively.
Unamortized deferred financing costs related to the Term Loan due 2027 and the Revolving Credit Facility were $0.7 million and $0.2 million, respectively, as of June 30, 2025.
The obligations under the Credit Agreement are guaranteed by our U.S. subsidiaries and are secured by substantially all of our assets and our U.S. subsidiaries, subject to customary exceptions. The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.0:1 and the minimum fixed charge coverage ratio is 1.25:1. As of June 30, 2025, we were in compliance with all required covenants under the Credit Agreement.
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
During the three and six months ended June 30, 2025, we recognized income tax expense of $0.1 million and $0.1 million, respectively, resulting in an effective tax rate for those periods of 7.2% and 7.6%, respectively. During the three and six months ended June 30, 2024, we recognized tax expense of $1.4 million and $3.9 million, respectively, resulting in an effective tax rate of 33.1% and 32.7%, respectively. The decrease in effective tax rate for the three and six months ended June 30, 2025 compared to the same periods in 2024 is primarily due to the impact of changes in our valuation allowance during the period and decreased income before income taxes.
On July 4, 2025, new U.S. tax legislation known as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes tax reform provisions that amend, eliminate and extend many of the tax rules under the 2017 Inflation Reduction Act and Tax Cuts and Jobs Act. We are currently evaluating the impact of the new legislation but do not expect it to have a material impact on our results of operations.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Net Income per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Basic net income per share:
Numerator
Net income attributable to common stockholders	$1,034	$2,902	$1,651	$7,989
Denominator
Weighted average common shares outstanding	118,866	119,206	119,157	119,066
Basic net income per share attributable to common stockholders	$0.01	$0.02	$0.01	$0.07

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$1,034	$2,902	$1,651	$7,989
Denominator
Basic weighted average common shares outstanding	118,866	119,206	119,157	119,066
Dilutive effect of employee share awards outstanding	137	125	488	322
Diluted weighted average common shares outstanding	119,003	119,331	119,645	119,388
Diluted net income per share attributable to common stockholders	$0.01	$0.02	$0.01	$0.07
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Stock options	4,898	124	2,550	124
Time-based restricted stock units	3,484	1,318	1,213	436
Performance-based restricted stock units	87	714	374	714
Total	8,469	2,156	4,137	1,274

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7—Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets measured at fair value on a recurring basis were as follows:

	Total	Fair value measurement as of June 30, 2025
		Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$188,574	$188,574	$—	$—
Total	$188,574	$188,574	$—	$—

	Total	Fair value measurement as of December 31, 2024
		Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$238,198	$238,198	$—	$—
Total	$238,198	$238,198	$—	$—
The amounts reported in our unaudited Condensed Consolidated Balance Sheets as current assets or current liabilities, including Cash, Restricted cash, Accounts receivable, net, Other current assets, Accounts payable and Accrued expenses, each approximate their fair value due to the short-term maturities of the instruments.
The carrying amount of our debt approximates its fair value due to its variable interest rate. The fair value is determined using the Adjusted SOFR as of June 30, 2025 and December 31, 2024 plus an applicable spread, a Level 2 classification in the fair value hierarchy. Refer to Note 4 - Long-term Debt for the carrying amount of our debt.
Our accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended June 30, 2025 and December 31, 2024.
Note 8—Segment Reporting
We operate as one operating segment. The following table sets forth significant expense categories and other specified amounts included in consolidated net income that are reviewed by the chief operating decision maker (“CODM”), or are otherwise regularly provided to the CODM, for the three and six months ended June 30, 2025 and 2024.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue
Program fees	$14,933	$14,836	$30,143	$29,145
Profit share	7,969	9,333	14,699	23,215
Claims administration and other service fees	2,408	2,558	4,861	5,112
Total revenue	25,310	26,727	49,703	57,472
Cost of services
Employee compensation and benefits	1,335	1,962	2,861	4,049
Share-based compensation	109	166	211	244
Depreciation and amortization	263	87	476	146
Other cost of services(1)	3,802	3,498	8,045	7,024
Total cost of services	5,509	5,713	11,593	11,463
Gross profit	19,801	21,014	38,110	46,009
Operating expenses
Employee compensation and benefits	11,271	8,350	21,742	18,416
Share-based compensation	2,225	2,202	3,969	3,978
Professional fees	1,789	3,000	4,087	5,017
IT services	961	1,074	1,941	2,249
Depreciation and amortization	327	328	658	641
Other(2)	2,052	2,070	3,775	4,395
Total operating expenses	18,625	17,024	36,172	34,696
Operating income	1,176	3,990	1,938	11,313
Other income (expense)
Interest expense	(2,419)	(2,736)	(5,008)	(5,506)
Interest income	2,357	3,086	4,857	6,057
Total other expense, net	(62)	350	(151)	551
Income before income taxes	1,114	4,340	1,787	11,864
Income tax expense (benefit)	80	1,438	136	3,875
Net income	$1,034	$2,902	$1,651	$7,989
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
Note 9—Commitments and Contingencies
Shareholder Class Action
In May 2025, a putative shareholder class action lawsuit was filed against the Company and our three former Chief Executive Officers in the U.S. District Court for the Western District of Texas. The class action is purportedly brought on behalf of persons who allegedly suffered damages as a result of alleged materially false and/or misleading statements and omissions about our business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants: (1) misrepresented the capabilities of the Company’s risk-based pricing models; (2) issued materially misleading statements regarding the Company’s profit share revenue; (3) failed to disclose the Company’s 2021 and 2022 vintage loans had become worth significantly less than their corresponding

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
outstanding loan balances; (4) misrepresented the underperformance of the Company’s 2023 and 2024 vintage loans; and (5) as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Motions for appointment of lead plaintiff were due on June 30, 2025, and a lead plaintiff was appointed on July 17, 2025. We cannot predict the timing, outcome or consequences of the class action at the current stage. As of June 30, 2025, we have not recorded a loss contingency liability related to this matter. We will continue to evaluate information as it becomes available and will record an estimate for losses when it is both probable a loss has been incurred and the amount of the loss can be reasonably estimated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Open Lending Corporation’s unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” set forth elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to mean the business and operations of Open Lending Corporation and its consolidated subsidiaries.

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
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over one million automotive loans representing over $26.6 billion in originations, accumulated more than 20 years of proprietary data and developed over two million unique risk profiles. We currently serve 449 active lenders.
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
We facilitated 26,522 and 54,160 certified loans during the three and six months ended June 30, 2025, respectively, as compared to 28,963 and 57,152 certified loans during the three and six months ended June 30, 2024, respectively.
Total revenue was $25.3 million and $49.7 million for the three and six months ended June 30, 2025, respectively, as compared to $26.7 million and $57.5 million during the three and six months ended June 30, 2024, respectively.
Operating income was $1.2 million and $1.9 million for the three and six months ended June 30, 2025, respectively, as compared to $4.0 million and $11.3 million in the three and six months ended June 30, 2024, respectively.
Net income was $1.0 million and $1.7 million for the three and six months ended June 30, 2025, respectively, as compared to $2.9 million and $8.0 million for the three and six months ended June 30, 2024, respectively.
Share Repurchase Program
On May 1, 2025, the Board of Directors authorized the Share Repurchase Program allowing the Company to repurchase up to $25.0 million of the Company’s outstanding common stock until May 1, 2026. Repurchases may be made at management’s discretion from time to time in the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time. Pursuant to the Share Repurchase Program, during the three months ended June 30, 2025, we repurchased 1,971,369 shares at an average price of $2.00 per share for a total of $4.0 million, excluding excise tax. These shares were recorded to Treasury stock, at cost in the unaudited Condensed Consolidated Balance Sheets.
Highlights
The table below summarizes the dollar value of insured loans facilitated and the number of new contracts we signed with automotive lenders for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Certified loans	26,522	28,963	54,160	57,152
Value of insured loans facilitated (in thousands)	$783,327	$819,253	$1,566,223	$1,607,140
Average loan size per certified loan	$29,535	$28,286	$28,918	$28,120
Number of contracts signed with automotive lenders	12	13	30	24
Number of active lenders at end of period(1)	449	446	449	446
(1) Active lenders is defined as lenders who certify at least one loan during the preceding 12 months. This number includes 12 and 23 new lenders during the three and six months ended June 30, 2025 and 14 and 18 new lenders during the three and six months ended June 30, 2024, respectively, using LPP to certify loans for the first time.
Key Performance Measures
We review several key performance measures to evaluate business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to our investors and counterparties because such metrics are used to measure and model the performance of companies with recurring revenue streams.
The following table sets forth key performance measures for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change

Certified loans	26,522	28,963	(8)%	54,160	57,152	(5)%
Single-pay	24,294	26,063	(7)%	49,408	51,507	(4)%
Monthly-pay	2,228	2,900	(23)%	4,752	5,645	(16)%
Average program fees	$563	$512	10%	$557	$510	9%
Single-pay	$548	$490	12%	$540	$486	11%
Monthly-pay	$730	$711	3%	$732	$728	1%
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
Earned Premium
We earn a monthly claims administration service fee, which is calculated by our insurance partners as 3% of the monthly net insurance earned premium collected over the life of the underlying loan. We define “earned premium”

as the total insurance premium earned by insurers in a given period. Earned premiums were $80.8 million and $162.6 million for the three and six months ended June 30, 2025, respectively, and $84.6 million and $169.7 million for the three and six months ended June 30, 2024, respectively.
Recent Developments
Insurance Carrier Partners
On July 2, 2025, we entered into a five-year extension of our producer agreement with AmTrust North America, Inc. The producer agreement was previously set to expire on December 31, 2028 and has now been extended through December 31, 2033.
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
Program fees. Program fees are paid by automotive lenders for the use of LPP, our cloud-based automotive lending enablement platform, which provides loan analytics solutions and automated issuance of credit default insurance with third-party insurance providers. These fees are based on a percentage of each certified loan’s original principal balance and recognized as revenue upfront upon certification of the loan by the lending institution. The fee percentage rate varies based on the agreement with each lender. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts for certain lenders. Fees are calculated as a percentage of the funded loan amount and may be subject to a cap. For monthly-pay loans, the fee paid by the lender is typically between 1% and 3% of the initial amount of the loan and is not capped.
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
General and administrative expenses. General and administrative expenses are comprised primarily of employee compensation and benefits, including share-based compensation expense, for corporate level employees, data and software expenses and professional and consulting fees. In the near term, we expect general and administrative expenses to decrease.
Selling and marketing expenses. Selling and marketing expenses consist primarily of compensation and benefits, as well as travel, meals and entertainment expenses for employees engaged in selling and marketing activities and costs of our business development and marketing programs. We generally expect selling and marketing expenses to decrease in the near term.
Research and development expenses. Research and development expenses primarily consist of compensation and benefits for employees engaged in product development activities and data and software expenses. In addition, we capitalize certain research and development expenses related to the development of new functionality for our cloud-based solutions, which may cause our research and development expense to fluctuate from period to period. We generally expect our research and development expenses to decrease in the near term.
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

Comparison of Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Program fees	$14,933	$14,836	$97	1%

Profit share
New certified loan originations	7,668	15,989	(8,321)	(52)%
Change in estimated revenues	301	(6,656)	6,957	105%
Total profit share	7,969	9,333	(1,364)	(15)%

Claims administration and other service fees	2,408	2,558	(150)	(6)%
Total revenue	$25,310	$26,727	$(1,417)	(5)%
Total revenue decreased by $1.4 million, or 5%, primarily driven by a $1.4 million decrease in profit share revenue as compared to the three months ended June 30, 2024.
Program Fees. Program fees revenue increased by $0.1 million, or 1%, primarily driven by a 10% increase in unit economics per certified loan, partially offset by an 8% decrease in certified loan volume.
Profit Share. Profit share revenue decreased by $1.4 million, or 15%, due to an $8.3 million, or 52%, decrease in anticipated profit share revenue associated with new certified loan originations, partially offset by a $7.0 million, or 105%, increase in the change in estimate adjustment during the period.
During the three months ended June 30, 2025, we recorded $7.7 million in anticipated profit share associated with 26,522 new certified loans for an average of $289 per loan, as compared to $16.0 million in anticipated profit share associated with 28,963 certified loans for an average of $552 per loan during the three months ended June 30, 2024. The decrease in the average revenue per loan was due to a decrease in expected future profit share consideration to be received from our insurance partners on the loans certified based on current estimates of loan default rates, prepayment rates and severity of losses.
In addition, during the three months ended June 30, 2025, we recorded an increase in estimated profit share revenue of $0.3 million for changes in estimates of variable consideration related to performance obligations satisfied in previous periods, or historic vintages, primarily as a result of forecast assumption changes due to lower than anticipated severity of losses, partially offset by higher than anticipated loan defaults and prepayment rates. During the three months ended June 30, 2024, we recorded a decrease of $6.7 million in profit share revenue for changes in estimates of variable consideration of historic vintages primarily due to higher than anticipated loan defaults, partially offset by lower than anticipated severity of losses.
Claims Administration and Other Service Fees. Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ earned premium, decreased by $0.2 million, or 6%, due to a decrease in total earned premiums.
Cost of Services, Gross Profit and Gross Margin

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Total revenue	$25,310	$26,727	$(1,417)	(5)%
Cost of services	5,509	5,713	(204)	(4)%
Gross profit	$19,801	$21,014	$(1,213)	(6)%
Gross margin	78%	79%		(1)%

Cost of Services. Cost of services decreased $0.2 million, or 4%, primarily due to a decrease in employee compensation and benefits of $0.7 million, partially offset by increases in fees paid to data service providers of $0.4 million and partner commissions of $0.2 million.
Gross Profit. Gross profit decreased by $1.2 million, or 6%, primarily driven by decreases in profit share revenue as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Operating expenses
General and administrative	$11,964	$11,745	$219	2%
Selling and marketing	4,146	4,149	(3)	—%
Research and development	2,515	1,130	1,385	123%
Total operating expenses	18,625	17,024	1,601	9%
Operating income	$1,176	$3,990	$(2,814)	(71)%
Operating margin	5%	15%		(10)%
General and Administrative. General and administrative expenses increased by $0.2 million, or 2%, primarily driven by a $1.5 million increase in employee compensation and benefit costs, partially offset by a $1.2 million decrease in professional fees.
Selling and Marketing. Selling and marketing expenses were flat when compared to the periods ended June 30, 2025 and 2024.
Research and Development. Research and development expenses increased by $1.4 million, or 123%, primarily due to an increase in employee compensation and benefit costs of $1.5 million, partially offset by a decrease in IT consulting costs of $0.1 million. The increase in employee compensation and benefits costs is primarily due to an increased focus on product development activities as well as a decrease in capitalized software development costs.
Operating income. Operating income for the three months ended June 30, 2025 decreased by $2.8 million, or 71%, as compared to the prior year period, primarily driven by a decrease in total revenues and an increase in operating expenses as discussed above.
Interest Expense and Interest Income

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Interest expense	$(2,419)	$(2,736)	$317	(12)%
Interest income	2,357	3,086	(729)	(24)%
Interest Expense. Interest expense decreased $0.3 million, or 12%, as a result of lower borrowing costs primarily due to a decrease in interest rates and a reduction in our principal balance during the period.
Interest Income. Interest income decreased $0.7 million, or 24%, primarily due to a decrease in interest earned on our cash equivalents.

Income Taxes

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Income before income taxes	$1,114	$4,340	$(3,226)	(74)%
Income tax expense	80	1,438	(1,358)	(94)%
Effective tax rate	7.2%	33.1%		(26)%
Income tax expense decreased $1.4 million, primarily as a result of the impact of changes in our valuation allowance during the period and a decrease in income before income taxes.
Comparison of Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Program fees	$30,143	$29,145	$998	3%

Profit share
New certified loan originations	15,347	31,019	(15,672)	(51)%
Change in estimated revenues	(648)	(7,804)	7,156	92%
Total profit share	14,699	23,215	(8,516)	(37)%

Claims administration and other service fees	4,861	5,112	(251)	(5)%
Total revenue	$49,703	$57,472	$(7,769)	(14)%
Total revenue decreased by $7.8 million, or 14% primarily driven by an $8.5 million decrease in profit share revenue and a $0.3 million decrease in claims administration and other service fee revenues, partially offset by a $1.0 million increase in program fees.
Program Fees. Program fees revenue increased by $1.0 million, or 3%, primarily driven by a 9% increase in unit economics per certified loan, partially offset by a 5% decrease in certified loan volume.
Profit Share. Profit share revenue decreased by $8.5 million, or 37%, due to a $15.7 million, or 51%, decrease in anticipated profit share revenue associated with new certified loan originations, partially offset by a $7.2 million, or 92%, decrease in the negative change in estimate adjustment during the period.
During the six months ended June 30, 2025, we recorded $15.3 million in anticipated profit share associated with 54,160 new certified loans for an average of $283 per loan as compared to $31.0 million in anticipated profit share associated with 57,152 certified loans for an average of $543 per loan during the six months ended June 30, 2024.
In addition, during the six months ended June 30, 2025, we recorded a reduction of $0.6 million in profit share revenue for changes in estimates of variable consideration related to performance obligations satisfied in previous periods, or historic vintages, primarily as a result of forecast assumption changes due to higher than anticipated loan defaults, partially offset by lower than anticipated prepayment rates and severity of losses. During the six months ended June 30, 2024, we recorded a reduction of $7.8 million in profit share revenue for changes in estimates of variable consideration of historic vintages primarily due to higher than anticipated loan defaults, partially offset by lower than anticipated severity of losses and prepayment rates.
Claims Administration and Other Service Fees. Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ earned premium, decreased $0.3 million, or 5%, due to a decrease in total earned premiums.

Cost of Services, Gross Profit and Gross Margin

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Total revenue	$49,703	$57,472	$(7,769)	(14)%
Cost of services	11,593	11,463	130	1%
Gross profit	$38,110	$46,009	$(7,899)	(17)%
Gross margin	77%	80%		(3)%
Cost of services. Cost of services increased $0.1 million, or 1%, primarily due to increases in partner commissions of $0.5 million and fees paid to data service providers of $0.9 million, partially offset by a decrease in employee compensation and benefits of $1.2 million.
Gross profit. Gross profit decreased by $7.9 million, or 17%, primarily driven by a decrease in profit share revenue and an increase in cost of services, as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Operating expenses
General and administrative	$22,862	$23,724	$(862)	(4)%
Selling and marketing	8,528	8,363	165	2%
Research and development	4,782	2,609	2,173	83%
Total operating expenses	36,172	34,696	1,476	4%
Operating income	$1,938	$11,313	$(9,375)	(83)%
Operating margin	4%	20%		(16)%
General and Administrative. General and administrative expenses decreased by $0.9 million, or 4%, primarily driven by a $1.0 million decrease in professional fees.
Selling and Marketing. Selling and marketing expenses increased by $0.2 million, or 2%, primarily due to a $0.4 million increase in employee compensation and benefit costs, partially offset by a $0.2 million decrease in marketing expenses.
Research and Development. Research and development expenses increased by $2.2 million, or 83%, primarily due to an increase in employee compensation and benefit costs of $2.4 million, partially offset by a decrease in data service costs of $0.3 million. The increase in employee compensation and benefits costs is primarily due to an increased focus on product development activities as well as a decrease in capitalized software development costs.
Operating income. Operating income for the six months ended June 30, 2025 decreased by $9.4 million, or 83% as compared to the prior year period, primarily driven by decreases in total revenues and increases in operating expenses as discussed above.
Interest Expense and Interest Income

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Interest expense	$(5,008)	$(5,506)	$498	(9)%
Interest income	4,857	6,057	(1,200)	(20)%
Interest Expense. Interest expense decreased $0.5 million, or 9%, as a result of lower borrowing costs primarily due to a decrease in interest rates and a reduction in our principal balance during the period.

Interest Income. Interest income decreased $1.2 million, or 20%, primarily due to a decrease in interest earned on our cash equivalents.
Income Taxes

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Income before income taxes	$1,787	$11,864	$(10,077)	(85)%
Income tax expense	136	3,875	(3,739)	(96)%
Effective tax rate	7.6%	32.7%		(25.1)%
Income tax expense decreased $3.7 million, or 96%, primarily as a result of the impact of changes in our valuation allowance during the period and a decrease in income before income taxes.
Liquidity and Capital Resources
Cash Flow and Liquidity Analysis
We assess liquidity primarily in terms of our ability to generate cash to fund operating and investing activities. A significant portion of our cash from operating activities is derived from our profit share arrangements with our insurance partners, which are subject to judgments and forecast model assumptions and is, therefore, subject to variability. Changes in these assumptions have resulted in negative impacts to our estimated profit share revenues, which may adversely affect our future expected cash flows. In addition, we continue to evaluate the impact of any potential loss that might result from the shareholder class action lawsuit. Despite these uncertainties, we believe that our existing cash resources and the Revolving Credit Facility will provide sufficient liquidity to fund our near-term working capital needs. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions.
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
The following table provides a summary of cash flow data:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$(2,990)	$9,599
Net cash used in investing activities	(834)	(1,728)
Net cash used in financing activities	(8,763)	(2,075)
Cash Flows from Operating Activities
Our cash flows provided by (used in) operating activities reflect net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the non-cash adjustments in the operating activities in the unaudited Condensed Statement of Cash Flows:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net income	$1,651	$7,989
Non-cash adjustments	6,069	9,444
Change in contract assets	(14,381)	(4,417)
Change in excess profit share receipts	2,820	—
Change in other assets and liabilities	851	(3,417)
Net cash provided by (used in) operating activities	$(2,990)	$9,599
For the six months ended June 30, 2025, net cash provided by (used in) operating activities decreased by $12.6 million, primarily attributable to decreased cash collections of $14.4 million related to reduced revenues, a $1.2 million decrease in interest income received and a $0.9 million decrease in income tax refunds. The decrease in cash provided by (used in) operating activities was partially offset by a $0.5 million decrease in cash payments related to cost of services and operating expenses, a $1.4 million reduction in interest expense paid during the period and a $2.0 million increase in working capital.
Cash Flows from Investing Activities
For the six months ended June 30, 2025 and 2024, net cash used in investing activities was $0.8 million and $1.7 million, respectively, primarily related to capitalized software development costs related to our cloud-based solution and other software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in financing activities primarily consist of payments of debt and share repurchases, and shares withheld to satisfy payroll tax withholding requirements associated with the vesting of restricted stock awards.
For the six months ended June 30, 2025, net cash used in financing activities was $8.8 million and includes $4.0 million in share repurchases, a $3.8 million principal payment on our Term Loan due 2027 and $1.1 million for shares withheld for payroll taxes associated with the vesting of restricted stock awards.
For the six months ended June 30, 2024, net cash used in financing activities was $2.1 million and included $1.1 million for shares withheld for taxes related to vesting of restricted stock awards and a $0.9 million principal payment on our Term Loan due 2027.
Debt
As of June 30, 2025, we had no amounts outstanding under the Revolving Credit Facility and $136.1 million outstanding under our Term Loan due 2027. Refer to Note 4—Long-term Debt for further discussion.
Share Repurchase Program
Pursuant to the Share Repurchase Program, during the three months ended June 30, 2025, we repurchased 1,971,369 shares at an average price of $2.00 per share for a total of $4.0 million, excluding excise tax. These shares were recorded to Treasury stock, at cost in the unaudited Condensed Consolidated Balance Sheets.
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
Beginning in the quarter ended June 30, 2025, we have updated the presentation of Adjusted EBITDA to exclude interest income as we believe the exclusion of interest income aligns our definition with comparable companies. Prior periods presented below have been conformed to the current period presentation.

Adjusted EBITDA is defined as GAAP net income excluding interest expense, interest income, income tax expense, depreciation expense of property and equipment, amortization expense of capitalized software development costs and share-based compensation expense. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.
The following table presents a reconciliation of GAAP net income to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Net income	$1,034	$2,902	$1,651	$7,989
Non-GAAP adjustments:
Interest (income) expense, net	62	(350)	151	(551)
Income tax expense	80	1,438	136	3,875
Depreciation and amortization expense	590	415	1,134	787
Share-based compensation	2,334	2,368	4,180	4,222
Total adjustments	3,066	3,871	5,601	8,333
Adjusted EBITDA	$4,100	$6,773	$7,252	$16,322
Adjusted EBITDA margin	16%	25%	15%	28%
The decrease in Adjusted EBITDA during the three and six months ended June 30, 2025 reflects our reduced revenue due to lower certified loan volume and and lower profit share unit economics as well as increased operating expenses during each period.
Critical Accounting Policies and Estimates
There have not been any material changes during the three and six months ended June 30, 2025 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of our critical accounting policies and estimates.
Recent Accounting Pronouncements
Refer to Note 2—Summary of Significant Accounting and Reporting Policies to the accompanying unaudited condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.
Contractual and Other Obligations
We had no material changes in our contractual commitments and obligations during the three and six months ended June 30, 2025 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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
As of June 30, 2025, we had outstanding amounts of $136.9 million under the Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2025. Borrowings under the Credit Agreement bear interest at a rate equal to Adjusted SOFR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.15% to 0.225% per annum on the average daily unused portion of the Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, regardless of how well they were designed and are operating, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our chief executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Shareholder Class Action
In May 2025, a putative shareholder class action lawsuit was filed against the Company and our three former Chief Executive Officers in the U.S. District Court for the Western District of Texas. The class action is purportedly brought on behalf of persons who allegedly suffered damages as a result of alleged materially false and/or misleading statements and omissions about our business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants: (1) misrepresented the capabilities of the Company’s risk-based pricing models; (2) issued materially misleading statements regarding the Company’s profit share revenue; (3) failed to disclose the Company’s 2021 and 2022 vintage loans had become worth significantly less than their corresponding outstanding loan balances; (4) misrepresented the underperformance of the Company’s 2023 and 2024 vintage loans; and (5) as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Motions for appointment of lead plaintiff were due on June 30, 2025, and a lead plaintiff was appointed on July 17, 2025. We cannot predict the timing, outcome or consequences of the class action at the current stage. Moreover, involvement in securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended June 30, 2025.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1 - 30, 2025	1,133	$0.85	—	$25.0
May 1 - 31, 2025	2,018,739	$2.02	1,971,369	$21.0
June 1 - 30, 2025	105,439	$2.04	—	$21.0
Total	2,125,311		1,971,369
(1) Includes shares purchased from employees to satisfy their payroll tax withholding obligations related to share-based awards that vested during those months.
(2) On May 1, 2025, our Board of Directors authorized share repurchases under the Share Repurchase Program for up to $25.0 million, effective through May 1, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Employment Agreement by and between Open Lending Corporation and Massimo Monaco, dated July 21, 2025 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed July 24, 2025).

31.1*	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101*
The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

OPEN LENDING CORPORATION

/s/ Jessica Buss
Jessica Buss
August 7, 2025	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)