Form 10-Q
period 2025-09-30
Open Lending Corp
filed 2025-11-06
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2025, the registrant had 118,189,443 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements

OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$222,134	$243,164
Restricted cash	11,595	10,760
Accounts receivable, net	4,418	5,055
Current contract assets, net	24,015	9,973
Income tax receivable	4,015	3,558
Other current assets	6,391	3,215
Total current assets	272,568	275,725
Property and equipment, net	518	729
Capitalized software development costs, net	4,645	5,386
Operating lease right-of-use assets, net	3,273	3,878
Contract assets	3,087	5,094
Other assets	3,560	5,556
Total assets	$287,651	$296,368
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,038	$953
Accrued expenses	8,640	5,166
Current portion of debt	7,500	7,500
Third-party claims administration liability	11,650	10,797
Current portion of excess profit share receipts	17,231	19,346
Other current liabilities	2,700	3,490
Total current liabilities	48,759	47,252
Long-term debt, net of deferred financing costs	126,852	132,217
Operating lease liabilities	2,613	3,273
Excess profit share receipts	30,001	28,210
Other liabilities	6,601	7,329
Total liabilities	214,826	218,281
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 118,175,598 shares outstanding as of September 30, 2025 and 128,198,185 shares issued and 119,350,001 shares outstanding as of December 31, 2024	1,282	1,282
Additional paid-in capital	496,827	502,664
Accumulated deficit	(334,677)	(328,759)
Treasury stock at cost, 10,022,587 shares at September 30, 2025 and 8,848,184 shares at December 31, 2024	(90,607)	(97,100)
Total stockholders’ equity	72,825	78,087
Total liabilities and stockholders’ equity	$287,651	$296,368
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Program fees	$13,344	$14,161	$43,487	$43,306
Profit share	8,470	6,822	23,169	30,037
Claims administration and other service fees	2,355	2,493	7,216	7,605
Total revenue	24,169	23,476	73,872	80,948
Cost of services	5,318	6,127	16,911	17,590
Gross profit	18,851	17,349	56,961	63,358
Operating expenses
General and administrative	21,062	9,594	43,924	33,318
Selling and marketing	3,440	4,897	11,968	13,260
Research and development	2,050	992	6,832	3,601
Total operating expenses	26,552	15,483	62,724	50,179
Operating income (loss)	(7,701)	1,866	(5,763)	13,179
Interest expense	(2,432)	(2,962)	(7,440)	(8,468)
Interest income	2,363	3,221	7,220	9,278
Other income (expense), net	185	—	185	—
Income (loss) before income taxes	(7,585)	2,125	(5,798)	13,989
Income tax expense (benefit)	(16)	688	120	4,563
Net income (loss)	$(7,569)	$1,437	$(5,918)	$9,426
Net income (loss) per common share
Basic	$(0.06)	$0.01	$(0.05)	$0.08
Diluted	$(0.06)	$0.01	$(0.05)	$0.08
Weighted average common shares outstanding
Basic	118,173	119,253	118,825	119,129
Diluted	118,173	119,481	118,825	119,428
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2024	128,198	$1,282	$502,664	$(328,759)	(8,848)	$(97,100)	$78,087
Share-based compensation	—	—	1,883	—	—	—	1,883
Restricted stock units issued, net of shares withheld for taxes	—	—	(6,663)	—	433	5,905	(758)
Net income	—	—	—	617	—	—	617
Balance as of March 31, 2025	128,198	$1,282	$497,884	$(328,142)	(8,415)	$(91,195)	$79,829
Share-based compensation	—	—	2,353	—	—	—	2,353
Restricted stock units issued, net of shares withheld for taxes	—	—	(4,822)	—	360	4,519	(303)
Shares repurchased, including excise tax	—	—	—	—	(1,971)	(3,966)	(3,966)
Net income	—	—	—	1,034	—	—	1,034
Balance as of June 30, 2025	128,198	$1,282	$495,415	$(327,108)	(10,026)	$(90,642)	$78,947
Share-based compensation	—	—	1,449	—	—	—	1,449
Restricted stock units issued, net of shares withheld for taxes	—	—	(37)	—	3	35	(2)
Net loss	—	—	—	(7,569)	—	—	(7,569)
Balance as of September 30, 2025	128,198	$1,282	$496,827	$(334,677)	(10,023)	$(90,607)	$72,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount

Balance as of December 31, 2023	128,198	$1,282	$502,032	$(193,749)	(9,378)	$(103,985)	$205,580
Share-based compensation	—	—	1,892	—	—	—	1,892
Restricted stock units issued, net of shares withheld for taxes	—	—	(5,307)	—	331	4,286	(1,021)
Net income	—	—	—	5,087	—	—	5,087
Balance as of March 31, 2024	128,198	$1,282	$498,617	$(188,662)	(9,047)	$(99,699)	$211,538
Share-based compensation	—	—	2,459	—	—	—	2,459
Restricted stock units issued, net of shares withheld for taxes	—	—	(1,344)	—	100	1,228	(116)
Net income	—	—	—	2,902	—	—	2,902
Balance as of June 30, 2024	128,198	$1,282	$499,732	$(185,760)	(8,947)	$(98,471)	$216,783
Share-based compensation	—	—	2,253	—	—	—	2,253
Restricted stock units issued, net of shares withheld for taxes	—	—	(67)	—	4	57	(10)
Net income	—	—	—	1,437	—	—	1,437
Balance as of September 30, 2024	128,198	$1,282	$501,918	$(184,323)	(8,943)	$(98,414)	$220,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(5,918)	$9,426
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	5,626	6,408
Depreciation and amortization	1,757	1,281
Amortization of debt issuance costs	310	321
Non-cash operating lease cost	605	511
Deferred income taxes	—	4,499
Other	149	37
Changes in operating assets & liabilities:
Accounts receivable, net	637	50
Contract assets, net	(12,035)	(10,594)
Excess profit share receipts	(324)	—
Other current and non-current assets	(3,137)	(576)
Accounts payable	85	(92)
Accrued expenses	3,476	2,164
Income tax receivable, net	1,479	881
Operating lease liabilities	(587)	(464)
Third-party claims administration liability	853	4,286
Other current and non-current liabilities	(1,620)	2,838
Net cash provided by (used in) operating activities	(8,644)	20,976
Cash flows from investing activities
Purchase of property and equipment	(56)	(161)
Capitalized software development costs	(855)	(2,577)
Net cash used in investing activities	(911)	(2,738)
Cash flows from financing activities
Payments on term loans	(5,625)	(2,813)
Shares repurchased	(3,952)	—
Shares withheld for taxes related to restricted stock units	(1,063)	(1,147)
Net cash used in financing activities	(10,640)	(3,960)
Net change in cash and cash equivalents and restricted cash	(20,195)	14,278
Cash and cash equivalents and restricted cash at the beginning of the period	253,924	246,669
Cash and cash equivalents and restricted cash at the end of the period	$233,729	$260,947
Supplemental disclosure of cash flow information:
Interest paid	$7,148	$7,981
Income tax paid (refunded), net	(1,359)	(817)
Right-of-use assets obtained in exchange for lease obligations	—	592
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
The interim data includes all normal adjustments that are, in our opinion, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of our operating results for the entire fiscal year ending December 31, 2025.
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
Profit Share Revenue
Profit share represents our participation in the net underwriting profit of third-party insurance partners who provide automotive lenders with credit default insurance on loans those lenders make using LPP. We receive a percentage of the aggregate net monthly insurance underwriting profit over the term of the underlying insured loan. Monthly

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
insurance underwriting profit is calculated as the monthly earned premium less expenses and losses, including reserves for incurred, but not reported losses. In periods where the expenses and losses on the aggregate loan portfolio exceed the monthly earned premiums, no profit share payments are received and future monthly insurance underwriting profits earned are reduced until the earned premiums for the aggregate loan portfolio exceed the accumulated losses at the insurance partner level.
We fulfill our performance obligation upon placement of the insurance and recognize profit share revenue and the related contract asset based on the amount of cash flows we expect to receive from the insurance company over the term of the underlying insured loan.
We use a forecast model to estimate variable consideration based on undiscounted expected future profit share to be received from our insurance partners. The forecast model projects loan-level earned premiums and insurance claim payments driven by projections of prepayment rate, loan default rate and severity of loss on the remaining active loan portfolio as of the reporting date. These assumptions are derived from an analysis of the historical portfolio performance, default and prepayment trends, and macroeconomic projections. Estimates of variable consideration generated by the forecast model are constrained to the extent that it is probable that a significant reversal of revenue will not occur in future periods.
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
We assess the default and prepayment assumptions of the forecast model against reported performance and lender delinquency data. The forecast is updated to consider the actual prepayment rate, default, and severity of results and macroeconomic conditions.
The following table shows the profit share revenue from new certified loan originations and the change in estimates of variable consideration related to performance obligations satisfied in previous periods, primarily as a result of actual portfolio performance and forecast assumption changes due to changes in anticipated loan default rates, severity of losses and prepayment rates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Profit share
New certified loan originations	$7,407	$13,782	$22,754	$44,801
Change in estimated revenues	1,063	(6,960)	415	(14,764)
Total profit share revenue	$8,470	$6,822	$23,169	$30,037
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
Pursuant to the Share Repurchase Program, during the nine months ended September 30, 2025, we repurchased 1,971,369 shares at an average price of $2.00 per share for a total of $4.0 million, excluding excise tax. These shares were recorded to Treasury stock, at cost in the unaudited Condensed Consolidated Balance Sheets.

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires new disclosures, in a separate note to financial statements, of specified information about certain costs and expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We believe this ASU will have no impact on our consolidated financial statements but will result in additional disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which updates the accounting for the internal-use software costs. The update removes all references to software development project stages and requires the capitalization of internal-use software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and function as intended. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods and permits prospective, modified prospective, or retrospective adoption. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.
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

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total

	(in thousands)
Ending balance as of December 31, 2024	$9,633	$3,229	$2,205	$15,067
Increase of contract assets due to new business generation	22,754	43,481	7,228	73,463
Change in estimates of revenue from performance obligations satisfied in previous periods	1,030	—	—	1,030
Payables (receivables) transferred from contract assets	25	(43,854)	—	(43,829)
Payments received from insurance carriers	(10,367)	—	(7,297)	(17,664)
Profit share realization of losses reducing payments received (1)	(12,310)	—	—	(12,310)
Transfer from excess profit share receipts liability	11,371	—	—	11,371
Provision for expected credit losses	(26)	—	—	(26)
Ending balance as of September 30, 2025	$22,110	$2,856	$2,136	$27,102
(1) Represents the deemed gross payment that would have been received for historic vintages in a contract asset position if not reduced by the realization of accrued losses on historic vintages in an excess profit share receipts liability position. The $12.3 million of realization of losses reduced the contract assets as payment will not be received and reduced the excess profit share receipts liability as discussed below.
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

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The excess profit share receipts liability balance for the periods indicated below were as follows:

Profit Share

(in thousands)
Ending balance as of December 31, 2024	$47,556
Change in estimates of revenue from performance obligations satisfied in previous periods	615
Realization of losses reducing payments received, net of payments received from insurance carriers (1)	(12,310)
Transfer from contract asset	11,371
Ending balance as of September 30, 2025	$47,232
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
Note 4—Long-term Debt
The following table provides a summary of our debt as of the periods indicated:

	September 30, 2025	December 31, 2024

	(in thousands)
Term loan due 2027	$135,000	$140,625
Revolving credit facility	—	—
Less: unamortized deferred financing costs	(648)	(908)
Total debt	134,352	139,717
Less: current portion of debt	(7,500)	(7,500)
Total long-term debt, net of deferred financing costs	$126,852	$132,217
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

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2025, the Term Loan due 2027 and the Revolving Credit Facility were both subject to an Adjusted SOFR rate of 4.102% plus a spread of 1.875% per annum. Commitment fees were accrued at 0.175% under the Revolving Credit Facility’s unused commitment balance of $150 million as of September 30, 2025. As of September 30, 2025 and December 31, 2024, the effective interest rate on the outstanding borrowings was 6.224% and 7.050%, respectively.
Unamortized deferred financing costs related to the Term Loan due 2027 and the Revolving Credit Facility were $0.6 million and $0.1 million, respectively, as of September 30, 2025.
The obligations under the Credit Agreement are guaranteed by our U.S. subsidiaries and are secured by substantially all of our assets and our U.S. subsidiaries, subject to customary exceptions. The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.0:1 and the minimum fixed charge coverage ratio is 1.25:1. As of September 30, 2025, we were in compliance with all required covenants under the Credit Agreement.
Note 5—Income Taxes
We have historically computed our interim provision for income taxes by applying the estimated annual effective tax rate to year-to-date income before income tax and adjusted the provision for discrete tax items recorded in the period (“annual effective tax rate method”). The interim provision for income taxes and estimated annual effective tax rate are subject to volatility due to several factors, including changes in our earnings, changes to our valuation allowance, material discrete tax items and the effects of tax law changes. For the three and nine months ended September 30, 2025, we determined the best estimate of the annual effective tax rate was the year-to-date effective tax rate which was applied to year-to-date income to estimate the interim provision for income taxes.
For the three months ended September 30, 2025, we recognized an insignificant income tax benefit, resulting in an effective tax rate of 0.2%, as compared to income tax expense of $0.7 million and an effective tax rate of 32.4%, for the three months ended September 30, 2024.
For the nine months ended September 30, 2025, we recognized tax expense $0.1 million, resulting in an effective tax rate of (2.1)%, as compared to income tax expense of $4.6 million and an effective tax rate of 32.6% for the nine months ended September 30, 2024.
The decrease in the effective tax rate for both the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to the impact of changes in our valuation allowance and lower income before income taxes.
On July 4, 2025, the U.S. tax legislation known as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes tax reform provisions that amend, eliminate and extend many of the tax rules under the 2017 Tax Cuts and Jobs Act. While the OBBBA has not had a material impact on our results of operations, we will monitor developments and evaluate any potential future impacts.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(7,569)	$1,437	$(5,918)	$9,426
Denominator
Weighted average common shares outstanding	118,173	119,253	118,825	119,129
Basic net income (loss) per share attributable to common stockholders	$(0.06)	$0.01	$(0.05)	$0.08

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(7,569)	$1,437	$(5,918)	$9,426
Denominator
Basic weighted average common shares outstanding	118,173	119,253	118,825	119,129
Dilutive effect of employee share awards outstanding	—	228	—	299
Diluted weighted average common shares outstanding	118,173	119,481	118,825	119,428
Diluted net income (loss) per share attributable to common stockholders	$(0.06)	$0.01	$(0.05)	$0.08
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or the issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Stock options	5,383	123	5,383	123
Time-based restricted stock units	3,708	1,159	3,708	422
Performance-based restricted stock units	51	697	51	697
Total	9,142	1,979	9,142	1,242

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7—Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets measured at fair value on a recurring basis were as follows:

	Total	Fair value measurement as of September 30, 2025
		Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$190,521	$190,521	$—	$—
Total	$190,521	$190,521	$—	$—

	Total	Fair value measurement as of December 31, 2024
		Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$238,198	$238,198	$—	$—
Total	$238,198	$238,198	$—	$—
The amounts reported in our unaudited Condensed Consolidated Balance Sheets as current assets or current liabilities, including Cash, Restricted cash, Accounts receivable, net, Other current assets, Accounts payable and Accrued expenses, each approximate their fair value due to the short-term maturities of the instruments.
The carrying amount of our debt approximates its fair value due to its variable interest rate. The fair value is determined using the Adjusted SOFR as of September 30, 2025 and December 31, 2024 plus an applicable spread, a Level 2 classification in the fair value hierarchy. Refer to Note 4 - Long-term Debt for the carrying amount of our debt.
Our accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended September 30, 2025 and December 31, 2024.
Note 8—Segment Reporting
We operate as one operating segment. The following table sets forth significant expense categories and other specified amounts included in consolidated net income (loss) that are reviewed by the chief operating decision maker (“CODM”), or are otherwise regularly provided to the CODM, for the three and nine months ended September 30, 2025 and 2024.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue
Program fees	$13,344	$14,161	$43,487	$43,306
Profit share	8,470	6,822	23,169	30,037
Claims administration and other service fees	2,355	2,493	7,216	7,605
Total revenue	24,169	23,476	73,872	80,948
Cost of services
Employee compensation and benefits	1,338	2,203	4,199	6,252
Share-based compensation	108	191	319	435
Depreciation and amortization	316	266	792	412
Other cost of services(1)	3,556	3,467	11,601	10,491
Total cost of services	5,318	6,127	16,911	17,590
Gross profit	18,851	17,349	56,961	63,358
Operating expenses
Employee compensation and benefits	8,995	7,636	30,737	26,052
Share-based compensation	1,338	1,995	5,307	5,973
Professional fees	1,992	1,949	6,079	6,966
IT services	961	1,038	2,902	3,287
Depreciation and amortization	307	228	965	869
Other(2)	12,959	2,637	16,734	7,032
Total operating expenses	26,552	15,483	62,724	50,179
Operating income (loss)	(7,701)	1,866	(5,763)	13,179
Other income (expense)
Interest expense	(2,432)	(2,962)	(7,440)	(8,468)
Interest income	2,363	3,221	7,220	9,278
Other income (expense), net	185	—	185	—
Income (loss) before income taxes	(7,585)	2,125	(5,798)	13,989
Income tax expense (benefit)	(16)	688	120	4,563
Net income (loss)	$(7,569)	$1,437	$(5,918)	$9,426
(1) Other cost of services primarily consists of costs incurred to third party partners for partner commissions, fees paid for actuarial services, fees for integration with the loan origination system of automotive lenders and fees paid to credit bureaus and data service providers.
(2) Other operating expenses includes marketing expenses, insurance expenses, travel expenses, meals and entertainment expenses, facilities expenses and business development expenses. In addition, the three and nine months ended September 30, 2025 include a one-time payment of $11.0 million made in connection with the Allied Amendment (as defined below). See Note 9 - Commitments and Contingencies for additional discussion.
Note 9—Commitments and Contingencies
Shareholder Class Action
In May 2025, a putative shareholder class action lawsuit was filed against the Company and our three former Chief Executive Officers in the U.S. District Court for the Western District of Texas. The class action was purportedly brought on behalf of persons who allegedly suffered damages as a result of alleged materially false and/or misleading statements and omissions about our business, operations, and prospects in violation of Sections 10(b)

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants: (1) misrepresented the capabilities of the Company’s risk-based pricing models; (2) issued materially misleading statements regarding the Company’s profit share revenue; (3) failed to disclose the Company’s 2021 and 2022 vintage loans had become worth significantly less than their corresponding outstanding loan balances; (4) misrepresented the underperformance of the Company’s 2023 and 2024 vintage loans; and (5) as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Motions for appointment of lead plaintiff were due on June 30, 2025, and a lead plaintiff was appointed on July 17, 2025. On October 10, 2025, the lead plaintiff gave notice of voluntary dismissal of the lawsuit, and on October 16, 2025, the lawsuit was dismissed without prejudice.
Allied Reseller Agreement Amendment
On August 13, 2025, the Company and Allied Solutions, LLC (“Allied”) entered into an amendment to their reseller agreement (the “Allied Amendment”) to, among other matters, extend the term of the agreement and to provide for a one-time payment to Allied of $11.0 million in exchange for the extinguishment of Allied’s right to certain ongoing compensation and the amendment of the schedule of referral fees payable to Allied. This payment was solely in exchange for such modification of compensation rights and is not conditioned upon, nor related to, any future performance or obligations of either party. All other terms of the original reseller agreement shall otherwise remain in full force and effect. The payment was made during the three months ended September 30, 2025 and included in General and administrative expense in the Condensed Consolidated Statements of Operations.

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
•the impact of macroeconomic conditions and the relative strength of the overall economy, including its effect on unemployment, consumer spending, consumer demand for automotive products, and the U.S. government shutdown;
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

Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over one million automotive loans representing over $27.3 billion in originations, accumulated approximately 25 years of proprietary data and developed over two million unique risk profiles. We currently serve 448 active lenders.
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
A key element of LPP is the unique database that drives risk decisioning using data accumulated for approximately 25 years. When a loan is insured at origination, all attributes of the transaction are stored in our database. Through the claims management process, we ultimately obtain loan life performance data on each insured loan. Having granular origination and performance data allows our data scientists and actuaries to evolve and refine risk models, based on actual experience and third-party information sources.
Executive Overview
We facilitate certified loans and have achieved financial success by targeting the financing needs of near-prime and non-prime borrowers who are underserved in the automotive finance industry.
We facilitated 23,880 and 78,040 certified loans during the three and nine months ended September 30, 2025, respectively, as compared to 27,435 and 84,587 certified loans during the three and nine months ended September 30, 2024, respectively.
Total revenue was $24.2 million and $73.9 million for the three and nine months ended September 30, 2025, respectively, as compared to $23.5 million and $80.9 million during the three and nine months ended September 30, 2024, respectively.
Operating loss was $7.7 million and $5.8 million for the three and nine months ended September 30, 2025, respectively, as compared to operating income of $1.9 million and $13.2 million in the three and nine months ended September 30, 2024, respectively.

Net loss was $7.6 million and $5.9 million for the three and nine months ended September 30, 2025, respectively, as compared to net income of $1.4 million and $9.4 million for the three and nine months ended September 30, 2024, respectively.
Allied Amendment
On August 13, 2025, the Company and Allied entered into an amendment to their reseller agreement (the “Allied Amendment”) to, among other matters, extend the term of the agreement and to provide for a one-time payment of $11.0 million in exchange for the extinguishment of Allied’s right to certain ongoing compensation and the amendment of the schedule of referral fees payable to Allied. See Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for additional information.
Highlights
The table below summarizes the dollar value of insured loans facilitated and the number of new contracts we signed with automotive lenders for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Certified loans	23,880	27,435	78,040	84,587
Value of insured loans facilitated (in thousands)	$701,678	$772,469	$2,267,965	$2,379,621
Average loan size per certified loan	$29,384	$28,156	$29,062	$28,132
Number of contracts signed with automotive lenders	10	21	40	45
Number of active lenders at end of period(1)	448	445	448	445
(1) Active lenders is defined as lenders who certify at least one loan during the preceding 12 months. This number includes 10 and 33 new lenders during the three and nine months ended September 30, 2025 and 11 and 29 new lenders during the three and nine months ended September 30, 2024, respectively, using LPP to certify loans for the first time.
Key Performance Measures
We review several key performance measures to evaluate business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to our investors and counterparties because such metrics are used to measure and model the performance of companies with recurring revenue streams.
The following table sets forth key performance measures for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

Certified loans	23,880	27,435	(13)%	78,040	84,587	(8)%
Single-pay	21,850	24,793	(12)%	71,258	76,300	(7)%
Monthly-pay	2,030	2,642	(23)%	6,782	8,287	(18)%
Average program fees	$558	$516	8%	$557	$512	9%
Single-pay	$542	$495	9%	$541	$489	11%
Monthly-pay	$730	$713	2%	$731	$723	1%
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
Earned Premium
We earn a monthly claims administration service fee, which is calculated by our insurance partners as 3% of the monthly net insurance earned premium collected over the life of the underlying loan. We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $78.8 million and $241.4 million for the three and nine months ended September 30, 2025, respectively, and $83.7 million and $253.5 million for the three and nine months ended September 30, 2024, respectively.
Industry Trends and General Economic Conditions
Our results of operations have been and may continue to be impacted by the relative strength of the overall economy and its effect on unemployment, consumer spending, consumer demand for automotive financing and our lender customer’s liquidity. As general economic conditions improve or deteriorate, the amount of disposable income consumers have tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to enter into loans to finance purchases and consumers’ ability to afford financial obligations. Specific economic factors such as inflation, fluctuating interest rates, tariffs, uncertainty or changes in monetary and related policies, market volatility, a prolonged U.S. government shutdown, supply chain disruptions, consumer confidence and, particularly, the unemployment rate also influence consumer spending and borrowing patterns.
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
Profit Share. Profit share represents our participation in the underwriting profit of third-party insurance partners who provide automotive lenders with credit default insurance on loans those lenders make using LPP. We receive a percentage of the aggregate monthly insurance underwriting profit over the term of the underlying insured loan. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses, including reserves for incurred, but not reported losses. In periods where the expenses and losses on the loan portfolio exceed the monthly earned premiums, no profit share payments are received and future monthly insurance underwriting profits earned are reduced until the earned premiums for the aggregate loan portfolio exceed the accumulated losses at the insurance partner level. Thus, the profit share payments received from the insurance carriers are based on the monthly activity of the aggregated loan portfolio at the insurance partner level and can vary each period.
Upon placement of the insurance, we estimate the total variable consideration we expect to receive from the insurance company over the term of the underlying insured loan using a forecast model based on undiscounted expected future profit share to be received from our insurance partners. The forecast model projects loan-level earned premiums and insurance claim payments driven by projections of prepayment rate, loan default rate and severity of loss on its remaining active loan portfolio as of the reporting date. These assumptions are derived from an analysis of the historical portfolio performance, default and prepayment trends, and macroeconomic projections. Estimates of variable consideration generated by the forecast model are constrained to the extent that it is probable that a significant reversal of revenue will not occur in future periods. We recognize the estimated profit share revenue upon the placement of the insurance as all performance obligations are satisfied at that time and record a contract asset for the consideration we expect to receive over the term of the underlying insured loan.
On a quarterly basis, we update the assumptions used in the forecast model and recognize a change in estimate adjustment to our profit share revenue and contract assets and the related excess profit share receipts liability in the period, which could be material. We rely on assumptions to calculate the value of profit share revenue, which is our share of insurance partners’ underwriting profit. We continue to assess the assumptions used in our forecast model against reported performance and lender delinquency data and make updates to the forecast in an effort to help ensure that default, severity and prepayment rate projections align with actual experience. Positive change in estimates associated with historic vintages generate additional revenues and future expected cash flows, while negative change in estimates generate a reduction in revenues and future expected cash flows.
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
General and Administrative Expenses. General and administrative expenses are comprised primarily of employee compensation and benefits, including share-based compensation expense, for corporate level employees, data and software expenses and professional and consulting fees. In the near term, we expect general and administrative expenses to decrease primarily due to a reduction in one-time charges incurred during the current period.
Selling and Marketing Expenses. Selling and marketing expenses consist primarily of compensation and benefits, as well as travel, meals and entertainment expenses for employees engaged in selling and marketing activities and costs of our business development and marketing programs. In the near term, we generally expect selling and marketing expenses to decrease as we continue to focus on our cost saving initiatives.
Research and Development Expenses. Research and development expenses primarily consist of compensation and benefits for employees engaged in product development activities and data and software expenses. In addition, we capitalize certain research and development expenses related to the development of new functionality for our cloud-based solutions, which may cause our research and development expense to fluctuate from period to period. In the near term, we generally expect our research and development expenses to decrease as we continue to focus on our cost saving initiatives.
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

Comparison of Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Program fees	$13,344	$14,161	$(817)	(6)%

Profit share
New certified loan originations	7,407	13,782	(6,375)	(46)%
Change in estimated revenues	1,063	(6,960)	8,023	(115)%
Total profit share	8,470	6,822	1,648	24%

Claims administration and other service fees	2,355	2,493	(138)	(6)%
Total revenue	$24,169	$23,476	$693	3%
Total revenue for the three months ended September 30, 2025 increased by $0.7 million, or 3%, primarily driven by a $1.6 million increase in profit share revenue, partially offset by a $0.8 million decrease in program fee revenue as compared to the three months ended September 30, 2024.
Program Fees. Program fees revenue decreased by $0.8 million, or 6%, primarily driven by a 13% decrease in certified loan volume, partially offset by an 8% increase in unit economics per certified loan.
Profit Share. Profit share revenue increased by $1.6 million, or 24%, due to an $8.0 million, or 115%, increase in the change in estimate adjustment during the period, partially offset by a $6.4 million, or 46%, decrease in anticipated profit share revenue associated with new certified loan originations.
During the three months ended September 30, 2025, we recorded $7.4 million in anticipated profit share associated with 23,880 new certified loans for an average of $310 per loan, as compared to $13.8 million in anticipated profit share associated with 27,435 certified loans for an average of $502 per loan during the three months ended September 30, 2024. The decrease in the average revenue per loan was due to a decrease in expected future profit share consideration to be received from our insurance partners on the loans certified based on current estimates of loan default rates, prepayment rates and severity of losses and an increased constraint applied to the estimated variable consideration recognized during the period in an effort to avoid future significant reversals of profit share revenue.
In addition, during the three months ended September 30, 2025, we recorded an increase in estimated profit share revenue of $1.1 million for changes in estimates of variable consideration related to performance obligations satisfied in previous periods, or historic vintages, primarily as a result of forecast assumption changes due to lower than anticipated loan default rates. During the three months ended September 30, 2024, we recorded a decrease of $7.0 million in profit share revenue for changes in estimates of variable consideration of historic vintages primarily due to higher than anticipated loan defaults, partially offset by lower than anticipated severity of losses.
Claims Administration and Other Service Fees. Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ earned premium, decreased by $0.1 million, or 6%, due to a decrease in total earned premiums.
Cost of Services, Gross Profit and Gross Margin

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Total revenue	$24,169	$23,476	$693	3%
Cost of services	5,318	6,127	(809)	(13)%
Gross profit	$18,851	$17,349	$1,502	9%
Gross margin	78%	74%		4%

Cost of Services. Cost of services decreased $0.8 million, or 13%, primarily due to a decrease in employee compensation and benefit costs of $0.9 million.
Gross Profit. Gross profit increased by $1.5 million, or 9%, primarily driven by an increase in profit share revenue and a decrease in cost of services as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Operating expenses
General and administrative	$21,062	$9,594	$11,468	120%
Selling and marketing	3,440	4,897	(1,457)	(30)%
Research and development	2,050	992	1,058	107%
Total operating expenses	26,552	15,483	11,069	71%
Operating income (loss)	$(7,701)	$1,866	$(9,567)	(513)%
Operating margin	(32)%	8%		(40)%
General and Administrative. General and administrative expenses increased by $11.5 million, or 120%, primarily driven by a one-time payment of $11.0 million made in connection with the Allied Amendment and a $0.5 million increase in employee compensation and benefit costs.
Selling and Marketing. Selling and marketing expenses decreased $1.5 million, or 30%, primarily due to decreases in employee compensation and benefit costs of $0.9 million, business development and marketing expenses of $0.4 million and travel, meals and entertainment expenses of $0.2 million.
Research and Development. Research and development expenses increased by $1.1 million, or 107%, due to an increase in employee compensation and benefit costs of $1.0 million.
Operating Income (Loss). Operating income decreased by $9.6 million, or 513%, primarily driven by an increase in operating expenses, partially offset by an increase in gross profit as discussed above.
Interest Expense, Interest Income and Other Income (Expense)

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Interest expense	$(2,432)	$(2,962)	$530	(18)%
Interest income	2,363	3,221	(858)	(27)%
Other income (expense), net	185	—	185	100%
Interest Expense. Interest expense decreased $0.5 million, or 18%, as a result of lower borrowing costs primarily due to a decrease in interest rates and a reduction in our principal balance during the period.
Interest Income. Interest income decreased $0.9 million, or 27%, primarily due to a decrease in interest earned on our cash equivalents.
Other Income (Expense). Other income (expense), net increased $0.2 million, related to interest income received in connection with a state tax refund during the three months ended September 30, 2025.

Income Taxes

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Income (loss) before income taxes	$(7,585)	$2,125	$(9,710)	(457)%
Income tax expense (benefit)	(16)	688	(704)	(102)%
Effective tax rate	0.2%	32.4%		(32.2)%
Income tax expense decreased $0.7 million, primarily as a result of the impact of changes in our valuation allowance during the period and a decrease in income before income taxes.
Comparison of Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Program fees	$43,487	$43,306	$181	—%

Profit share
New certified loan originations	22,754	44,801	(22,047)	(49)%
Change in estimated revenues	415	(14,764)	15,179	(103)%
Total profit share	23,169	30,037	(6,868)	(23)%

Claims administration and other service fees	7,216	7,605	(389)	(5)%
Total revenue	$73,872	$80,948	$(7,076)	(9)%
Total revenue decreased by $7.1 million, or 9% primarily driven by a $6.9 million decrease in profit share revenue and a $0.4 million decrease in claims administration and other service fee revenues, partially offset by a $0.2 million increase in program fees.
Program Fees. Program fees revenue increased by $0.2 million primarily driven by a 9% increase in unit economics per certified loan, partially offset by an 8% decrease in certified loan volume.
Profit Share. Profit share revenue decreased by $6.9 million, or 23%, due to a $22.0 million, or 49%, decrease in anticipated profit share revenue associated with new certified loan originations, partially offset by a $15.2 million, or 103%, decrease in the negative change in estimate adjustment during the period.
During the nine months ended September 30, 2025, we recorded $22.8 million in anticipated profit share associated with 78,040 new certified loans for an average of $292 per loan as compared to $44.8 million in anticipated profit share associated with 84,587 certified loans for an average of $530 per loan during the nine months ended September 30, 2024. The decrease in the average revenue per loan was due to a decrease in expected future profit share consideration to be received from our insurance partners on the loans certified based on current estimates of loan default rates, prepayment rates and severity of losses and an increased constraint applied to the estimated variable consideration recognized during the period in an effort to avoid future significant reversals of profit share revenue.
In addition, during the nine months ended September 30, 2025, we recorded an increase of $0.4 million in profit share revenue for changes in estimates of variable consideration related to performance obligations satisfied in previous periods, or historic vintages, primarily as a result of forecast assumption changes due to lower than anticipated prepayment rates and severity of losses, partially offset by higher than anticipated loan defaults. During the nine months ended September 30, 2024, we recorded a reduction of $14.8 million in profit share revenue for changes in estimates of variable consideration of historic vintages primarily due to higher than anticipated loan defaults, partially offset by lower than anticipated severity of losses and prepayment rates.

Claims Administration and Other Service Fees. Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ earned premium, decreased $0.4 million, or 5%, due to a decrease in total earned premiums.
Cost of Services, Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Total revenue	$73,872	$80,948	$(7,076)	(9)%
Cost of services	16,911	17,590	(679)	(4)%
Gross profit	$56,961	$63,358	$(6,397)	(10)%
Gross margin	77%	78%		(1)%
Cost of Services. Cost of services decreased $0.7 million, or 4%, primarily due to a decrease in employee compensation and benefit costs of $2.2 million, partially offset by increases in fees paid to data service providers of $1.1 million and partner commissions of $0.4 million.
Gross Profit. Gross profit decreased by $6.4 million, or 10%, primarily driven by a decrease in profit share revenue, partially offset by a decrease in cost of services, as discussed above.
Operating Expenses, Operating Income and Operating Margin

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Operating expenses
General and administrative	$43,924	$33,318	$10,606	32%
Selling and marketing	11,968	13,260	(1,292)	(10)%
Research and development	6,832	3,601	3,231	90%
Total operating expenses	62,724	50,179	12,545	25%
Operating income (loss)	$(5,763)	$13,179	$(18,942)	(144)%
Operating margin	(8)%	16%		(24)%
General and Administrative. General and administrative expenses increased by $10.6 million, or 32%, primarily driven by a one-time payment of $11.0 million made in connection with the Allied Amendment and a $1.0 million increase in employee compensation and benefit costs, partially offset by a decrease of $0.9 million in professional fees and $0.5 million in travel, meals and entertainment expenses.
Selling and Marketing. Selling and marketing expenses decreased by $1.3 million, or 10%, primarily due to decreases of $0.6 million in business development and marketing expenses, $0.5 million in employee compensation and benefit costs, and $0.2 million in travel, meals and entertainment expenses.
Research and Development. Research and development expenses increased by $3.2 million, or 90%, primarily due to an increase in employee compensation and benefit costs of $3.5 million, partially offset by a decrease in data service costs of $0.3 million. The increase in employee compensation and benefits costs is primarily due to an increased focus on product development activities as well as a decrease in software development costs capitalized during the period.
Operating Income (Loss). Operating income decreased by $18.9 million, or 144%, primarily driven by an increase in operating expenses and a decrease in total revenues as discussed above.

Interest Expense, Interest Income and Other Income (Expense)

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Interest expense	$(7,440)	$(8,468)	$1,028	(12)%
Interest income	7,220	9,278	(2,058)	(22)%
Other income (expense), net	185	—	185	100%
Interest Expense. Interest expense decreased $1.0 million, or 12%, as a result of lower borrowing costs primarily due to a decrease in interest rates and a reduction in our principal balance during the period.
Interest Income. Interest income decreased $2.1 million, or 22%, primarily due to a decrease in interest earned on our cash equivalents.
Other Income (Expense). Other income (expense), net increased $0.2 million, related to interest income received in connection with a state tax refund during the nine months ended September 30, 2025.
Income Taxes

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	($ in thousands)
Income (loss) before income taxes	$(5,798)	$13,989	$(19,787)	(141)%
Income tax expense	120	4,563	(4,443)	(97)%
Effective tax rate	(2.1)%	32.6%		(34.7)%
Income tax expense decreased $4.4 million, or 97%, primarily as a result of the impact of changes in our valuation allowance during the period and a decrease in income before income taxes.
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
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$(8,644)	$20,976
Net cash used in investing activities	(911)	(2,738)
Net cash used in financing activities	(10,640)	(3,960)

Cash Flows from Operating Activities
Our cash flows provided by (used in) operating activities reflect net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the non-cash adjustments in the operating activities in the unaudited Condensed Statement of Cash Flows:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net income (loss)	$(5,918)	$9,426
Non-cash adjustments	8,447	13,057
Change in contract assets	(12,035)	(10,594)
Change in excess profit share receipts	(324)	—
Change in other assets and liabilities	1,186	9,087
Net cash provided by (used in) operating activities	$(8,644)	$20,976
For the nine months ended September 30, 2025, net cash provided by (used in) operating activities decreased by $29.6 million, primarily attributable to a $17.5 million increase in cash payments related to cost of services and operating expenses, and includes the one-time payment of $11.0 million made in connection with the Allied Amendment, as well as decreased cash collections of $8.3 million related to reduced revenues, a $3.0 million reduction in working capital, and a $2.1 million decrease in interest income received. The decrease in cash provided by (used in) operating activities was partially offset by a $0.8 million reduction in interest expense paid and a $0.5 million increase in income tax refunds received during the period.
Cash Flows from Investing Activities
For the nine months ended September 30, 2025 and 2024, net cash used in investing activities was $0.9 million and $2.7 million, respectively, primarily related to capitalized software development costs related to our cloud-based solution and other software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in financing activities primarily consist of payments of debt and share repurchases, and shares withheld to satisfy payroll tax withholding requirements associated with the vesting of restricted stock awards.
For the nine months ended September 30, 2025, net cash used in financing activities was $10.6 million and includes a $5.6 million principal payment on our Term Loan due 2027, $4.0 million in share repurchases, and $1.1 million for shares withheld for payroll taxes associated with the vesting of restricted stock awards.
For the nine months ended September 30, 2024, net cash used in financing activities was $4.0 million and included a $2.8 million principal payment on our Term Loan due 2027 and $1.1 million for shares withheld for payroll taxes associated with the vesting of restricted stock awards.
Debt
As of September 30, 2025, we had no amounts outstanding under the Revolving Credit Facility and $134.4 million outstanding under our Term Loan due 2027. Refer to Note 4—Long-term Debt in the Notes to Condensed Consolidated Financial Statements for further discussion.
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
Beginning in the quarter ended June 30, 2025, we updated the presentation of Adjusted EBITDA to exclude interest income as we believe the exclusion of interest income aligns our definition with comparable companies. In addition, beginning in the quarter ended September 30, 2025, we have updated the presentation of Adjusted EBITDA to exclude certain other non-recurring expenses that do not contribute directly to management’s evaluation of our operating results. Prior periods presented below have been conformed to the current period presentation.
Adjusted EBITDA is defined as GAAP net income (loss) excluding interest expense, interest income, income tax expense, depreciation expense of property and equipment, amortization expense of capitalized software development costs, share-based compensation expense and certain other non-recurring expenses that do not contribute directly to management’s evaluation of our operating results. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.
The following table presents a reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except margin data)
Net income (loss)	$(7,569)	$1,437	$(5,918)	$9,426
Non-GAAP adjustments:
Interest (income) expense, net	69	(259)	220	(810)
Income tax expense (benefit)	(16)	688	120	4,563
Depreciation and amortization expense	623	494	1,757	1,281
Share-based compensation	1,446	2,186	5,626	6,408
Other non-recurring expense(1)	11,000	—	11,000	—
Total adjustments	13,122	3,109	18,723	11,442
Adjusted EBITDA	$5,553	$4,546	$12,805	$20,868
Adjusted EBITDA margin	23%	19%	17%	26%
(1) For the three and nine months ended September 30, 2025, the adjustment for other non-recurring expense includes a one-time payment of $11.0 million made in connection with the Allied Amendment. See Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for additional information.
The increase in Adjusted EBITDA during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, reflects an increase in profit share revenue due to a reduced negative change in estimate, as well as lower cost of services.
The decrease in Adjusted EBITDA during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, reflects a reduction in revenue primarily due to lower certified loan volume and lower profit share unit economics.
Critical Accounting Policies and Estimates
There have not been any material changes during the three and nine months ended September 30, 2025 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of our critical accounting policies and estimates.
Recent Accounting Pronouncements
Refer to Note 2—Summary of Significant Accounting and Reporting Policies to the accompanying unaudited condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.
Contractual and Other Obligations
We had no material changes in our contractual commitments and obligations during the three and nine months ended September 30, 2025 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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
Market Risk
In the normal course of business, we are exposed to market risk and have established policies designed to protect against the adverse effects of this exposure. We are exposed to risks associated with general economic conditions and the impact of the economic environment on consumer spending levels, the willingness of consumers to enter into loans to finance purchases and consumers ability to afford financial obligations. Consumer spending and borrowing patterns related to auto purchases are influenced by economic factors such as unemployment rates, inflation, fluctuating interest rates, tariffs, changes in monetary and related policies, market volatility, a prolonged U.S. government shutdown, and overall consumer confidence. We also face risk from competition to acquire, maintain and develop new relationships with automotive lenders as well as competition from a wide variety of automotive lenders who are (or are affiliated) with financial institutions and have capacity to hold loans on their balance sheets.
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
As of September 30, 2025, we had outstanding amounts of $135.0 million under the Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2025. Borrowings under the Credit Agreement bear interest at a rate equal to Adjusted SOFR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.15% to 0.225% per annum on the average daily unused portion of the Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

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
Shareholder Class Action
In May 2025, a putative shareholder class action lawsuit was filed against the Company and our three former Chief Executive Officers in the U.S. District Court for the Western District of Texas. The class action was purportedly brought on behalf of persons who allegedly suffered damages as a result of alleged materially false and/or misleading statements and omissions about our business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants: (1) misrepresented the capabilities of the Company’s risk-based pricing models; (2) issued materially misleading statements regarding the Company’s profit share revenue; (3) failed to disclose the Company’s 2021 and 2022 vintage loans had become worth significantly less than their corresponding outstanding loan balances; (4) misrepresented the underperformance of the Company’s 2023 and 2024 vintage loans; and (5) as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Motions for appointment of lead plaintiff were due on June 30, 2025, and a lead plaintiff was appointed on July 17, 2025. On October 10, 2025, the lead plaintiff gave notice of voluntary dismissal of the lawsuit, and on October 16, 2025, the lawsuit was dismissed without prejudice.
Item 1A. Risk Factors
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report, based on information currently known to us and recent developments since the date of our Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I, Item 1A. “Risk Factors” of our Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in our Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or future results.
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
In addition, a number of participants in the consumer finance industry have been the subject of punitive class action lawsuits. For example, in May 2025, a putative shareholder class action lawsuit was filed against the Company and its three former Chief Executive Officers in the U.S. District Court for the Western District of Texas. The class action was purportedly brought on behalf of persons who allegedly suffered damages as a result of alleged materially false and/or misleading statements and omissions about the Company’s business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. See Part II, Item 1, Legal Proceedings for further information.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended September 30, 2025.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 1 - 31, 2025	—	$—	—	$21.0
August 1 - 31, 2025	—	$—	—	$21.0
September 1 - 30, 2025	1,004	$2.25	—	$21.0
Total	1,004		—
(1) Includes shares purchased from employees to satisfy their payroll tax withholding obligations related to share-based awards that vested during those months.
(2) On May 1, 2025, our Board of Directors authorized share repurchases under the Share Repurchase Program for up to $25.0 million, effective through May 1, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2
Offer Letter by and between the Company and Ben Massey, dated October 6, 2025 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed October 7, 2025).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101*
The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

OPEN LENDING CORPORATION

/s/ Jessica Buss
Jessica Buss
November 6, 2025	Chief Executive Officer (Principal Executive Officer)

/s/ Massimo Monaco
Massimo Monaco
November 6, 2025	Chief Financial Officer (Principal Financial and Accounting Officer)