Form 10-K
period 2025-12-31
Open Lending Corp
filed 2026-03-12
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price of the registrant’s common stock as reported by the Nasdaq, was approximately $198.1 million. Shares of common stock beneficially owned by each executive officer, director and holders of more than 10% of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 6, 2026, the registrant had 117,676,162 outstanding shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2026 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report may include, but are not limited to, statements about:
•our financial or operating performance;
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
•expansion plans and opportunities;
•our compliance with regulatory requirements, including federal and state consumer lending and consumer protection laws;
•the growth in loan volume from our top ten automotive lenders relative to that of other automotive lenders and associated concentration of risks;
•the impact of projected operating cash flows and available cash on hand on our business operations in the future;
•our ability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
•changes in applicable laws or regulations; and
•applicable taxes, inflation, tariffs, supply chain disruptions, including global hostilities and responses thereto, interest rates and the regulatory environment.
All forward-looking statements are based on information and estimates available to us at the time of this Annual Report. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as may be required by law.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in Item 1A—Risk Factors and elsewhere in this Annual Report that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. You should not place undue reliance on any forward-looking statements, which are not guarantees of future results.

Item 1. Business.
Unless the context otherwise requires, “we,” “us,” “our,” “Open Lending,” and the “Company” refer to Open Lending Corporation and its subsidiaries. Open Lending, LLC and Lenders Protection, LLC are wholly owned subsidiaries of Open Lending Corporation.
Company Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers (“OEM captive finance companies”). Through our flagship product, LPP, our customers, collectively referred to herein as automotive lenders or lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over one million automotive loans through LPP, representing over $27.9 billion in originations, and we have accumulated approximately 25 years of proprietary data and developed over two million unique risk profiles. We currently serve 450 active lenders.
Lenders Protection Platform
LPP is a cloud-based automotive lending enablement platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to our insurance partners. The platform uses risk-based pricing models that enable automotive lenders to assess the credit risk of a potential borrower using data-driven analysis. Our proprietary risk models project loan performance, including expected losses and prepayments, in arriving at the optimal contract interest rate. LPP recommends a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. LPP risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and Fair Credit Reporting Act (“FCRA”)-compliant alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
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
Our Business Model
We specialize in risk-based pricing and modeling and provide automated decision-technology for automotive lenders throughout the U.S. LPP targets the financing needs of near-prime and non-prime borrowers, or borrowers with a credit bureau score generally between 560 and 699, who are underserved in the automotive finance industry. Borrowers who must utilize the near-prime and non-prime automotive lending market have fewer lenders focused on loans with longer terms or higher advance rates. As a result, many near-prime and non-prime borrowers turn to sub-prime lenders, resulting in higher interest rate loan offerings than such borrower’s credit profile often merits or warrants. We seek to make this market more competitive, resulting in more attractive loan terms.
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
LPP program fees vary as a percentage of the loan amount, averaging $558 per loan in 2025, and are recognized upon receipt of the loan by the consumer. The program fee is typically paid either in one single payment in the month following loan certification or in equal monthly payments over the 12 months following loan certification. Profit share represents our participation in the underwriting profit generated through the use of LPP. We receive 72% of the aggregate monthly insurance underwriting profit on each insurer’s portfolio, calculated as the monthly premium earned by the carrier less the carrier’s expenses and incurred losses. The underwriting profit on each loan is earned upfront and received over its life, with the majority received in the first 12 months of the loan. In 2025, LPP generated, on average, $298 in profit share revenue per loan, which excludes the change in estimate associated with profit share reported on certified loans. We refer to the prior periods as historic vintages. Claims management administration fees are typically calculated as 3% of monthly insurance earned premium for as long as a loan remains outstanding. The administration fee is recognized monthly as earned and decreases over time as the loan amortizes.
ApexOne Auto
On November 6, 2025, we announced the launch of ApexOne Auto, an advanced decisioning platform that supports loans made to prime borrowers. Like LPP, ApexOne Auto uses risk-based pricing models to arrive at an all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. Unlike with loans facilitated through LPP, default insurance is not provided in connection with loans facilitated through ApexOne Auto.
As with LPP risk models, ApexOne Auto risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and FCRA-compliant alternative consumer data to more effectively assess risk for any given loan application.
Our Ecosystem
Our products enable the parties in our robust ecosystem to benefit from the ability to integrate with one another through our platform, which we believe improves the volume and quality of lending options made available to both lenders and borrowers in the automotive marketplace.
Automotive Lenders
Our customers are credit unions, regional banks, finance companies and OEM captive finance companies. Our LPP customers rely on us to assist in insuring against loan defaults by pairing them with highly rated insurance companies that mitigate the added risk associated with lending to near-prime and non-prime borrowers.
We support new and used automotive loans originated through a number of channels, including direct loans where the customer interfaces directly with the lender, indirect loans through networks of auto dealers who work with our lenders, and in targeted refinance programs implemented by our lenders.
Insurance Partners
As of December 31, 2025, we partner with three active insurance partners to provide auto loan default insurance policies for LPP certified loans. Our insurance partners are required to maintain not less than “A-” Financial Strength Rating by A.M. Best insurance rating company.

See “Item 1A—Risk Factors—Risks Related to Our Business—If we lose one of more of our insurance partners and are unable to replace their commitments, it could have a material adverse effect on our business.”
Borrowers
Through LPP, we address the financing needs of borrowers with a credit bureau score generally between 560 and 699, also referred to herein as consumers. We seek to meet their specific needs by supporting lending opportunities through the use of LPP.
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
Higher allowance for after-market product sales. A material profit center for auto dealers is the profit on the sale of after-market products such as Guaranteed Asset Protection insurance, or insurance covering the difference between the loan balance and insurance proceeds when a vehicle is damaged, vehicle warranties and extended service plans. Automotive lenders generally impose a maximum limit on the amount of after-market products that can be included in the loan balance. With LPP, the maximum limit on after-market products that can be included in the loan balance is generally higher, allowing dealers the opportunity to make higher profits. If the automotive lender has a significant flow of direct-to-consumer auto loans, they also have the ability to sell these products and generate incremental fee income from higher after-market product sales.
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
Insurance Partners
Access to our proprietary technology and lenders. Over the past 25 years, we have built and refined our technology in an effort to deliver significant value to automotive lenders. We believe our insurance partners would require significant time and investment to build such a technology solution and lender network.
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
Employees and Human Capital Resources
Our employees are a critical component of our success. As of December 31, 2025, we had 164 employees, primarily located in the greater Austin, Texas area. We consider our relationship with our employees to be good and strive to maintain a mission-driven culture with a focus on employee input and well-being. Our core values are trustworthiness, commitment, respect, humility, teamwork, innovation, and quality.
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
Item 1A. Risk Factors.
A description of the material and other risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our consolidated financial statements and notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.
Summary of Risk Factors
Risks Related to Our Business
•Our results of operations and continued growth depend on our ability to retain existing, and attract new, automotive lenders, and a significant percentage of our program fee revenue is concentrated with our top ten automotive lenders.
•Our revenue is impacted, to a significant extent, by economic, political, and market conditions as well as the financial performance of automotive lenders.
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
•Increases in market interest rates have had and could continue to have an adverse effect on our business.
•Privacy concerns or security breaches relating to our products could result in economic loss, damage our reputation, deter users from using our products and expose us to legal penalties and liability.
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
•Fraudulent activity could negatively impact our business and could cause automotive lenders to be less willing to originate loans or insurance partners to be less willing to underwrite policies through the use of our products.
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
•We depend on the accuracy and completeness of information about consumers and any misrepresented or inaccurate information could adversely affect our business.
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
Risks Related to Ownership of Our Common Stock
•An active trading market for our common stock may not be sustained, which may make it difficult to sell shares of our common stock.
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
If automotive lenders make fewer overall automotive loans or cease to use LPP to make such loans, we will fail to generate future revenues. To attract and retain automotive lenders, we market LPP to automotive lenders on the basis of a number of factors, including loan analytics, risk-based pricing, risk modeling and automated decision-technology, as well as integration, customer service, brand and reputation. Automotive lenders are able to leverage the geographic diversity of the loans they can originate through LPP with the simplicity of our all-inclusive loan offer generation. Automotive lenders, however, have alternative sources for internal loan generation, and they could elect to originate loans through those alternatives rather than through LPP. There is significant competition for existing automotive lenders. If we fail to retain automotive lenders, and do not enroll new automotive lenders of similar size and profitability, it will have a material adverse effect on our business and future growth. There has been some turnover in automotive lenders, as well as varying activation rates and volatility in usage of our platform by automotive lenders, and this may continue or increase in the future. Agreements with automotive lenders are cancellable on thirty days’ notice and do not require any minimum monthly level of application submissions. If a significant number of existing automotive lenders decide to stop using LPP or to use other competing platforms, thereby reducing their use of LPP, it would have a material adverse effect on our business and results of operations.

Our revenue is impacted, to a significant extent, by economic, political and market conditions as well as the financial performance of automotive lenders.
Our business, the consumer financial services industry and automotive lenders’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, inflation, tariffs, uncertainty or changes in monetary and related policies, market volatility, consumer confidence and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified borrowers to take out loans. Such conditions are also likely to affect the ability and willingness of borrowers to pay amounts owed to automotive lenders, each of which would have a material adverse effect on our business.
General economic conditions and the willingness or ability of automotive lenders to deploy capital impact our performance. Recently, the credit markets have experienced instability, resulting in credit and liquidity concerns and increased loan delinquency and default rates. Many lenders have subsequently reduced their willingness to make new loans and have tightened their credit requirements.
Geopolitical conflicts, including Russia’s invasion of Ukraine, have resulted in supply chain disruption, increased costs for transportation and energy, increased inflationary pressures, higher interest rates and volatility in global markets, which may adversely affect our business and our results of operations.
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
Weakening economic conditions, in particular increases in unemployment, may lead to increased defaults and insurance claim payments, resulting in higher losses for our insurance partners. Increased claim payments may affect the willingness of our insurance partners to provide default insurance. In the event insurer losses cause one of our insurance partners to cease providing insurance, it would have a material adverse effect on our operations and financial results.
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
Our top ten automotive lenders (including certain groups of affiliated automotive lenders) accounted for a significant percentage of the total program fee revenue in 2025. We expect to have significant concentration in our largest automotive lender relationships for the foreseeable future. In the event that one or more of our significant automotive lenders, or groups of automotive lenders terminate their relationships with us, or if one or more of our significant automotive lenders generates significantly fewer certified loans, the number of loans originated through LPP would decline, which would materially and adversely affect our business and, in turn, our revenue.
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
As of December 31, 2025, we relied on three active insurance partners to insure the loans generated by the automotive lenders using LPP. We have entered into separate producer and claims service agreements with each of these carriers. The producer and claims service agreements with these insurance partners generally contain customary termination provisions that allow them to terminate the agreement upon written notice after the occurrence of certain events including, among other things, breach of the producer agreement; changes in regulatory requirements making the agreement unenforceable; or for convenience once a specified term has come to an end.
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
In assisting automotive lenders with the design of the products that we offer, we make assumptions about various matters, including repayment timing and default rates, and then utilize proprietary underwriting modeling to analyze and forecast the performance and profitability of the loans. Our assumptions may be inaccurate and models may not be as predictive as expected for many reasons, including that they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions) and that they often involve complex interactions between a number of dependent and independent variables and factors. Any significant inaccuracies or errors in assumptions could impact the profitability of the products to automotive lenders, as well as the profitability of our business, and could result in our underestimating potential losses and overstating potential automotive lender returns.
We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results.
As of December 31, 2025, we assessed whether it is more likely than not that our deferred tax assets will be realized and, given the magnitude of our cumulative pre-tax losses, we continue to maintain a full valuation allowance of $84.4 million. The valuation allowance will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability the Company is able to achieve.
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
We have pursued and may in the future continue to pursue growth opportunities, including the launch of ApexOne Auto. These opportunities may result in significant demands on operations, marketing, compliance and accounting infrastructure and have resulted in increased expenses, which we expect to continue as we grow. In addition, we are required to continuously develop and adapt systems and infrastructure in response to the increasing sophistication of the consumer finance market and regulatory developments relating to existing and projected business activities and those of automotive lenders. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources.
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
•increasing the number of borrowers in, and the volume of loans facilitated through, our products;
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
Increases in market interest rates have had and could continue to have an adverse effect on our business.
The fixed interest rates charged on the loans that automotive lenders originate are calculated based upon market benchmarks at the time of origination. Market benchmarks typically rise when the U.S. Federal Reserve raises the federal funds rate, and the U.S. Federal Reserve raised the federal funds rate in 2022 and 2023 to combat inflation. These increases in the market benchmark have resulted in increases in the interest rates on new loans. Increased interest rates have impacted and may continue to adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates have led to higher rates charged to the consumer, which have negatively impacted the ability of automotive lenders to generate volume and in turn, our ability to generate revenues on loans originated using LPP.
Higher interest rates have also increased the payment obligations of consumers, which have reduced and may continue to reduce the ability of consumers to remain current on their obligations to automotive lenders and, therefore, have led and may continue to lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business.
Privacy concerns or security breaches relating to our products could result in economic loss, damage our reputation, deter users from using our products, and expose us to legal penalties and liability.
Through the use of our products, we gather and store personally identifiable information on consumers such as social security numbers, names and addresses. A cybersecurity breach where this information is stolen or made public would result in negative publicity and additional costs to mitigate the damage to customers. Techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems.
Our products are vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks or similar disruptions, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data. Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry. Functions that facilitate interactivity with other internet platforms could increase the scope of access of hackers to user accounts. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products to the satisfaction of our customers and their consumers may harm our reputation and our ability to retain existing customers. We cannot assure that the systems and processes that are designed to protect data, prevent data loss, disable undesirable accounts and activities and prevent or detect security breaches will provide absolute security. If an actual or perceived breach of security occurs to our systems or a third party’s systems, we could also be required to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including notifying users or regulators.
If we experience negative publicity, we may lose the confidence of automotive lenders and our insurance partners who use or partner with us, and our business may suffer.
Reputational risk, or the risk of negative publicity or to public opinion, is inherent to our business. Consumer financial services companies have experienced increased reputational harm as consumers and regulators take issue with certain practices and judgments, including, for example, fair lending, credit reporting accuracy, lending to members of the military, state licensing (for automotive lenders, servicers and money transmitters) and debt collection. Given that our primary customers are automotive lenders in the customer financial services space, any reputational risk associated with our customers is in turn attributable to us. Maintaining a positive reputation is critical to our ability to attract and retain existing and new automotive lenders, insurance partners, investors and employees. Negative public opinion can arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, automotive lenders, insurance partners, automobile dealers, outsourced service providers or other counterparties; litigation or regulatory actions; failure by us, automotive lenders, or automobile dealers to meet minimum standards of service and quality; inadequate protection of consumer information; failure of automotive lenders to adhere to the terms of their agreements or other contractual arrangements or standards; failure of our insurance partners and our subsidiary, IAS, to satisfactorily administer claims; compliance failures; and media coverage, whether accurate or not. Negative public opinion can diminish the value of our brand and adversely affect our ability to attract and retain automotive lenders and insurance partners as a result of which our operations may be materially harmed and we could be exposed to litigation and regulatory action.
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
Fraudulent activity could negatively impact our business and could cause automotive lenders to be less willing to originate loans or insurance partners to be less willing to underwrite policies through the use of our products.
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
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding consumers, our customers or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security, confidentiality and integrity of our systems, products and services, all of which could have a material adverse impact on our business, financial condition, and results of operations. In addition, there have been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by consumers, which could also intensify regulatory focus, cause users to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.
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
Our ability to attract automotive lenders to our products is significantly dependent on our ability to effectively evaluate a consumer’s credit profile and likelihood of default and potential loss in accordance with automotive lenders’ and insurance partners’ underwriting policies. Our business depends significantly on the accuracy and success of our underwriting model. To conduct this evaluation, we use proprietary credit decisioning and scoring models. If any of the credit decisioning and scoring models we use contain programming or other errors, is ineffective or the data provided by consumers or third parties is incorrect or stale, or if we are unable to obtain accurate data from consumers or third parties (such as credit reporting agencies), our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans, incorrect approvals or denials of loans. This could damage our reputation and relationships with automotive lenders and insurance partners, which could have a material adverse effect on our business.

We depend on the accuracy and completeness of information about consumers, and any misrepresented or inaccurate information could adversely affect our business.
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
Our success depends on our ability to generate usage of our products. The consumer lending industry is highly competitive and increasingly dynamic as emerging technologies continue to enter the marketplace. Technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services, which has intensified the desirability of offering loans to consumers through digital-based solutions. We face competition in areas such as compliance capabilities, financing terms, promotional offerings, fees, approval rates, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, customer service, brand and reputation. Our existing and potential competitors may decide to modify their pricing and business models to compete more directly with our model. Any reduction in usage of our products, or a reduction in the lifetime profitability of loans under LPP in an effort to attract or retain business, could reduce our revenues and earnings. If we are unable to compete effectively for customer usage, our business could be materially and adversely affected.
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
We may in the future further expand into other industry verticals. There is no assurance that we will be able to successfully develop consumer financing products and services for these new industries. Our investment of resources to develop consumer financing products and services for the new industries we enter may either be insufficient or result in expenses that are excessive in light of loans actually originated by lenders in those industries. Additionally, our approximately 25 years of experience is in the automotive lending industry and therefore, industry participants in new industry verticals may not be receptive to our financing solutions and we may face competitors with more experience and resources. The borrower profile of consumers in new verticals may not be as attractive, in terms of average FICO scores or other attributes, as in current verticals, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Industries change rapidly, and we make no assurance that we will be able to accurately forecast demand (or the lack thereof) for a solution or that those industries will be receptive to our product offerings. Failure to predict demand or growth accurately in new industries could have a material adverse impact on our business.
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
To the extent that we seek to grow through future acquisitions or other strategic initiatives, investments or alliances, we may not be able to do so effectively.
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
In connection with the administration of our products, we must comply with various regulatory regimes, including those applicable to consumer credit transactions. Insurance producing and claims administration services subject us to state regulation on a 50-state basis. The complex regulatory environment of the credit and insurance industries is subject to constant change and modification. While changes to statutes and promulgating new regulations may take a substantial amount of time, issuing regulatory guidance with the force of law in the form of opinions, bulletins, and notices can occur quickly. Also, consumer credit and insurance regulators often initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. As a result, we are subject to a constantly evolving regulatory environment that is difficult to predict, which may affect our business. See “Part I, Item 1— Business—Government Regulation” in this Annual Report for a further discussion of the laws and regulations to which we are subject.
We cannot assure that our compliance policies and procedures designed to assist in compliance with these laws and regulations will be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could subject us to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business.

Our industry is highly regulated and is undergoing regulatory transformation, which results in inherent uncertainty. Changing federal, state, and local laws, as well as changing regulatory enforcement policies and priorities, may negatively impact our business.
In connection with our administration of our products, we are subject to extensive regulation, supervision and examination under U.S. federal and state laws and regulations. We are required to comply with numerous federal, state, and local laws and regulations that regulate, among other things, the manner in which we administer our products, the terms of the loans that automotive lenders originate, the products of insurance partners, production of those products, insurance claims administration, and the fees that we may charge. Any failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and/or damage our reputation, which could materially and adversely affect our business. Regulators have broad discretion with respect to the interpretation, implementation, and enforcement of these laws and regulations, including through enforcement actions that could subject us to civil money penalties, customer remediation, increased compliance costs, and limits or prohibitions on our ability to offer certain products or services or to engage in certain activities. In addition, to the extent that we undertake actions requiring regulatory approval or non-objection, regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business. Moreover, any competitors subject to different, or in some cases less restrictive, legislative or regulatory regimes may have or obtain a competitive advantage over us.
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
If we are found to have failed to comply with applicable laws, including state insurance, insurance brokering, and insurance agency regulations, third-party administration company statutes and similar statutes in all U.S. jurisdictions, and with licensing and other requirements that we believe may be applicable to us, we could lose one or more licenses or authorizations or face other sanctions or penalties or be required to obtain a license in one or more such jurisdictions, which may have an adverse effect on our ability to make our products available to borrowers in particular states and, thus, adversely impact our business.
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
New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with our customers, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business.
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
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and our business could be negatively impacted by them. For example, in connection with our administration of our products, we are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA (i) imposes certain limitations on the ability to share consumers’ nonpublic personal information with non-affiliated third parties and (ii) requires certain disclosures to consumers about their information collection, sharing and security practices and their right to “opt out” of the institution’s disclosure of their personal financial information to non-affiliated third parties (with certain exceptions).
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
From time to time, in the normal course of our business, we may receive or be subject to, inquiries or investigations by state and federal regulatory agencies and bodies, such as the CFPB, state Attorneys General, state financial regulatory agencies, and other state or federal agencies or bodies regarding our products, including the origination and servicing of consumer loans, practices by merchants or other third parties, production of insurance policies, administration of insurance claims and licensing, and registration requirements. For example, in the future, we may enter into regulatory agreements with state agencies regarding issues including automotive lender conduct and oversight and loan pricing. We also may receive inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to public enforcement actions or lawsuits and fines, penalties, injunctive relief, and the need to obtain additional licenses that we do not currently possess. Our involvement in any such matters, whether tangential or otherwise, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could be material to our business, results of operations, financial condition and cash flows and could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to Ownership of Our Common Stock
An active trading market for our common stock may not be sustained, which may make it difficult to sell shares of our common stock.
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
As of December 31, 2025, a significant portion of the outstanding shares of our common stock is held by entities affiliated with us and our executive officers, directors, and founders. Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.
The exercise of registration rights may adversely affect the market price of our common stock.
In connection with the consummation of the Business Combination, Open Lending, LLC, Open Lending Corporation, Nebula, certain persons and entities holding membership units of Open Lending and certain persons and entities holding Founder Shares (collectively, the “Holders”) entered into an Investor Rights Agreement. Pursuant to the terms of the Investor Rights Agreement, we are obligated to file a registration statement to register the resale of certain of our securities held by the Holders. In addition, pursuant to the terms of the Investor Rights Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time that we file a registration statement on Form S-1, or any similar long-form registration statement, or if available, on Form S-3 to register the shares of our common stock held by the Holders. The Investor Rights Agreement also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock.

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
Item 4. Mine Safety Disclosures.
None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the Nasdaq under the symbol “LPRO.” As of March 6, 2026, there were 22 stockholders of record. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended December 31, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
October 1 - 31, 2025	—	$—	—	$21.0
November 1 - 30, 2025	563,977	$1.66	563,977	$20.1
December 1 - 31, 2025	—	$—	—	$20.1
Total	563,977		563,977
(1) On May 1, 2025, our Board of Directors authorized share repurchases under the Share Repurchase Program for up to $25.0 million, effective through May 1, 2026.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant.
Equity Compensation Plan Information
The information concerning our equity compensation plans is incorporated by reference herein to the section in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”) entitled “Equity Compensation Plan Information.”

Performance Graph
The graph below shows the cumulative total stockholder return of an investment of $100.00 for the five-year period between December 31, 2020 and December 31, 2025 in (i) our common stock, (ii) the S&P 500 Index, and (iii) common stock of a selected group of peer issuers (the “Peer Group”). The Peer Group tracks the weighted average stock price performance of equity securities of nine companies in our industry, including Green Dot Corporation, Jack Henry & Associates, Inc., LendingClub Corporation, Pagaya Technologies Ltd., Paymentus Holdings, Inc., Q2 Holdings, Inc., Repay Holdings Corporation, SoFi Technologies, Inc. and Upstart Holdings, Inc. Data for the S&P 500 Index and the Peer Group assumes reinvestment of dividends. The stock price performance shown in the graph below is based on historical data and is not indicative of, nor intended to forecast, future stock price performance of our stock.

Comparison of 5-year Cumulative Total Return
Assumes Initial Investments of $100
December 2025
300
200
100
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Open Lending Corporation
S&P 500 Index
Peer Group

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8. Financial Statements and Supplementary Data. This section of our Annual Report generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those factors discussed below and elsewhere in this Annual Report, particularly in Item 1A—Risk Factors and Cautionary Note Regarding Forward-Looking Statements, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and OEM captive finance companies of automakers. Through our flagship product, LPP, our customers, collectively referred to herein as automotive lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over one million automotive loans representing over $27.9 billion in originations through LPP, and we have accumulated approximately 25 years of proprietary data and developed over two million unique risk profiles. We currently serve 450 active lenders.
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
LPP is a cloud-based automotive lending enablement platform. LPP supports loans made to near-prime and non-prime borrowers and is designed to underwrite default insurance by linking automotive lenders to our insurance partners. The platform uses risk-based pricing models which enable automotive lenders to assess the credit risk of a potential borrower using data driven analysis. Our proprietary risk models project loan performance, including expected losses and prepayments, in arriving at the optimal contract interest rate. LPP recommends a risk-based, all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. LPP risk models use a proprietary score in assessing and pricing risk on automotive loan applications. This score combines credit bureau data and FCRA-compliant alternative consumer data to more effectively assess risk and determine the appropriate insurance premium for any given loan application.
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

ApexOne Auto
On November 6, 2025, we announced the launch of ApexOne Auto, an advanced decisioning platform that supports loans made to prime borrowers. Like LPP, ApexOne Auto uses risk-based pricing models to arrive at an all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. Unlike with loans facilitated through LPP, default insurance is not provided in connection with loans facilitated through ApexOne Auto.
Executive Overview
We facilitate certified loans and have achieved financial success primarily by targeting the financing needs of near-prime and non-prime borrowers who are underserved in the automotive finance industry.
We facilitated 97,348 and 110,652 certified loans through LPP during the years ended December 31, 2025 and 2024, respectively.
Total revenue was $93.2 million and $24.0 million for the years ended December 31, 2025 and 2024, respectively.
Operating loss was $5.0 million and $65.4 million for the years ended December 31, 2025 and 2024, respectively.
Net loss was $4.2 million and $135.0 million for the years ended December 31, 2025 and 2024, respectively.
Debt
On December 31, 2025, we made a voluntary principal repayment of $48.0 million under our Term Loan due 2027 and $85.1 million in borrowings remained outstanding. Refer to Note 5—Long-term Debt for further discussion.
Share Repurchase Program
On May 1, 2025, the Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), allowing the Company to repurchase up to $25.0 million of the Company’s outstanding common stock until May 1, 2026. Pursuant to the Share Repurchase Program, the Company repurchased 2,535,346 shares at an average price of $1.93 for a total of $4.9 million, excluding excise tax, during the year ended December 31, 2025.
Impact Related to Profit Share Revenue Change in Estimates
Each quarter, we evaluate and update our profit share revenue forecast and make adjustments to our profit share revenue and related contract assets and the related excess profit share receipts liability accordingly. The profit share revenue change in estimate adjustment resulted in an increase in estimated profit share revenues of $0.4 million during the year ended December 31, 2025, and a reduction in estimated profit share revenues of $96.1 million during the year ended December 31, 2024. Any future adjustments to profit share revenue forecasts, positive or negative, will impact profit share revenue, contract assets and the related excess profit share receipts liability. Refer to Note 3—Contract Assets and Excess Profit Share Receipts for further discussion.
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

The following table sets forth key performance measures for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Certified loans
Credit unions and banks	86,509	87,184
OEM	10,839	23,468
Total certified loans	97,348	110,652

Unit economics
Average program fees per certified loan	$558	$515
Average profit share revenue per certified loan	$298	$479

Originations
Value of insured loans facilitated (in thousands)	$2,839,582	$3,111,753
Average loan size per certified loan	$29,169	$28,122

Active lenders
Number of contracts signed with automotive lenders	46	58
Number of active lenders at end of period(1)	450	441
(1) Active lenders is defined as lenders who certify at least one loan during the preceding 12 months. This number includes 45 and 39 new lenders during the years ended December 31, 2025 and 2024, respectively using LPP to certify loans for the first time.
Unit Economics
Average program fee. We define “average program fee” as the total LPP program fee revenue recognized for a period, excluding adjustments for incentive programs, divided by the number of certified loans in that period.
Average profit share revenue per certified loan. We define “average profit share revenue per certified loan” as the total profit share revenue recognized for new loan originations during a period divided by the number of certified loans in that period.
Earned Premium
We earn a monthly claims administration service fee, which is calculated by our insurance partners as 3% of the monthly net insurance earned premium collected over the life of the underlying loan. We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $318.4 million and $336.9 million for the years ended December 31, 2025 and 2024, respectively.
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
Our revenue is generated through three streams: (i) program fees paid to us by automotive lenders, (ii) profit share paid to us by insurance partners, and (iii) claims administration service fees paid to us by insurance partners. Our revenue primarily grows as we increase active automotive lenders using LPP as it influences the number of loans funded on LPP. Growth in our active automotive lender relationships will depend on our ability to retain existing automotive lenders and add new ones.
Program fees. Program fees are primarily related to fees paid by automotive lenders for the use of LPP, our cloud-based automotive lending enablement platform, which provides loan analytics solutions and automated issuance of credit default insurance with third-party insurance providers. These LPP program fees are based on a percentage of each certified loan’s original principal balance and recognized as revenue upon certification of the loan by the lending institution. The LPP program fee percentage rate varies based on the agreement with each lender. For loans with a one-time upfront payment, there is a sliding scale of rates representing volume discounts for certain lenders. Fees are calculated as a percentage of the funded loan amount and may be subject to a cap. For monthly-pay loans, the fee paid by the lender is typically 3% of the initial amount of the loan and is not capped. The usage-based LPP program fees are typically paid either in one single payment in the month following loan certification or in equal monthly payments over the 12 months following loan certification.
In addition, to a lesser extent, program fees include fees paid by automotive lenders for the use of ApexOne Auto. ApexOne Auto is typically offered as a subscription for a committed contractual amount of monthly usage based on volume of loan applications processed, and the subscription-based fees are recognized as revenue ratably over the subscription term. To the extent that a customer’s usage exceeds the committed contracted amounts, the customer is billed for its incremental usage on a monthly basis. Program fee revenue related to ApexOne Auto was insignificant for the year ended December 31, 2025.
Profit share. Profit share represents our participation in the underwriting profit of third-party insurance partners who provide automotive lenders with credit default insurance on loans those lenders make using LPP. We receive a percentage of the aggregate monthly insurance underwriting profit over the term of the underlying insured loan. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses including reserves for incurred, but not reported losses. In periods where the expenses and losses on the loan portfolio exceed the monthly earned premiums, no profit share payments are received and future monthly insurance underwriting profits earned are reduced until the earned premiums for the aggregate loan portfolio exceed the accumulated losses at the insurance partner level. Thus, the profit share payments received from the insurance carriers are based on the monthly activity of the aggregated loan portfolio at the insurance partner level and can vary each period.
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
Claims administration service fees. Claims administration service fees are paid to us by third-party insurance partners for credit default insurance claims adjudication services performed by our subsidiary, IAS, on our insured servicing portfolio. The administration fee is equal to 3% of the monthly insurance earned premium for as long as the LPP certified loan remains outstanding.
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
General and administrative expenses. General and administrative expenses are comprised primarily of employee compensation and benefits, including share-based compensation expense, for corporate level employees, data and software expenses and professional and consulting fees. In the near term, we expect general and administrative expenses to decrease as we continue to focus on our cost saving initiatives.
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
Research and development expenses. Research and development expenses primarily consist of employee compensation and benefits for employees engaged in product development activities and data and software expenses. In addition, we capitalize certain research and development expenses related to the development of new functionality for our cloud-based solutions, which may cause our research and development expense to fluctuate from period to period. We generally expect our research and development costs to decrease in the near term as we continue to focus on our cost saving initiatives.
Other Income (Expense)
Interest expense. Interest expense primarily includes interest payments and the amortization of deferred financing costs in connection with the issuance of our debt. We expect interest expense to decrease as we repay our debt, however, since the borrowings outstanding under our debt currently bear interest at variable rates, interest expense may continue to fluctuate as a result of changes in interest rates.
Interest income. Interest income primarily includes interest and dividends earned on our cash equivalents.

Comparison of Year Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change

	($ in thousands)
Program fees	$54,340	$57,040	$(2,700)	(5)%

Profit share
New certified loan originations	28,974	52,979	(24,005)	(45)%
Change in estimated revenues	388	(96,102)	96,490	100%
Total profit share	29,362	(43,123)	72,485	168%

Claims administration and other service fees	9,515	10,107	(592)	(6)%
Total revenue	$93,217	$24,024	$69,193	288%
Total revenue increased by $69.2 million, or 288%, primarily driven by a $72.5 million increase in profit share revenue, partially offset by a $2.7 million decrease in program fees revenue and a $0.6 million decrease in claims administration fee revenue compared to the year ended December 31, 2024.
Program Fees. Program fees revenue decreased $2.7 million, or 5%, primarily driven by a 12% decrease in LPP certified loan volume, partially offset by an 8% increase in unit economics per certified loan as compared to the year ended December 31, 2024.
Profit Share. Profit share revenue increased by $72.5 million, or 168%, primarily due to a positive change in estimate adjustment in the current year compared to a negative change in estimate adjustment during the prior year, partially offset by a decrease in anticipated profit share revenue associated with new certified loan originations.
During the year ended December 31, 2025, we recorded $29.0 million in anticipated profit share associated with 97,348 certified loans for an average of $298 per loan, as compared to $53.0 million in anticipated profit share associated with 110,652 certified loans for an average of $479 per loan during the year ended December 31, 2024. The decrease in the average profit share revenue per loan was due to a decrease in expected future profit share to be received from our insurance partners on the loans certified based on current estimates of loan default rates, prepayment rates and severity of losses and an increased constraint applied to the estimated variable consideration recognized during the period in an effort to avoid future significant reversals of profit share revenue.
In addition, during the year ended December 31, 2025, we recorded an increase in estimated profit share revenue of $0.4 million for changes in estimates of variable consideration related to performance obligations satisfied in previous periods, or historic vintages, primarily as a result of forecast assumption changes related to the timing of anticipated loan defaults. As the expected profit share variable consideration is recorded and updated on a quarterly basis, the change in estimated profit share revenue includes adjustments to revenue recorded in the previous quarters of the same fiscal year reported.
During the year ended December 31, 2024, we recorded a decrease in estimated profit share revenue related to business in historic vintages of $96.1 million, of which $81.3 million was recorded in the fourth quarter of 2024, primarily due to heightened delinquencies and corresponding defaults associated with loans originated in 2021 through 2024, partially offset by lower than anticipated severity of losses. Three factors primarily contributed to this reduction of estimated profit share revenue during the fourth quarter of 2024. First, there was continued deterioration of our 2021 and 2022 vintages which were generated when used car values reached an all-time high in late 2021, driven by pandemic-related disruptions in the supply chain. The subsequent decline in used car values has increased the likelihood of default on vehicles that are now worth significantly less than their corresponding outstanding loan balances. In addition, we identified two cohorts of borrowers, borrowers with credit builder tradelines and borrowers with fewer positive tradelines, that caused our 2023 and 2024 vintages to underperform. Finally, continued elevated claims and delinquencies as a result of broader macroeconomic conditions contributed to our total negative change in estimate for the fourth quarter of 2024.

Claims Administration and Other Service Fees. Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ annual earned premium, decreased $0.6 million, or 6%, due to a decrease in total earned premiums.
Cost of Services, Gross Profit and Gross Margin

	Year Ended December 31,
	2025	2024	$ Change	% Change

	($ in thousands)
Revenue	$93,217	$24,024	$69,193	288%
Cost of services	21,555	23,855	(2,300)	(10)%
Gross profit	$71,662	$169	$71,493
Gross margin	77%	1%		76%
Cost of Services. Cost of services decreased $2.3 million, or 10%, primarily due to a $3.2 million decrease in employee compensation and benefit costs, partially offset by a $0.9 million increase in fees paid to data service providers.
Gross Profit. Gross profit increased by $71.5 million primarily driven by an increase in profit share revenue and a decrease in cost of services, partially offset by a decrease in program fee revenue as discussed above.
Operating Expenses, Operating Loss and Operating Margin

	Year Ended December 31,
	2025	2024	$ Change	% Change

	($ in thousands)
Operating expenses
General and administrative	$53,091	$43,867	$9,224	21%
Selling and marketing	14,800	17,218	(2,418)	(14)%
Research and development	8,777	4,462	4,315	97%
Total operating expenses	76,668	65,547	11,121	17%
Operating loss	$(5,006)	$(65,378)	$60,372	92%
Operating margin	(5)%	(272)%		267%
General and Administrative. General and administrative expenses increased by $9.2 million, or 21%, primarily driven by a one-time payment of $11.0 million made in connection with the Allied Amendment, and an increase in employee compensation and benefit costs of $0.6 million, partially offset by a $1.6 million decrease in professional fees and a $0.7 million decrease in travel, meals and entertainment expenses.
Selling and Marketing. Selling and marketing expenses decreased by $2.4 million, or 14%, primarily driven by a $1.2 million decrease in employee compensation and benefit costs, a $0.9 million decrease in marketing and event expenses and a $0.3 million decrease in travel, meals, and entertainment expenses.
Research and Development. Research and development expenses increased by $4.3 million, or 97%, primarily due to an increase in employee compensation and benefit costs of $4.5 million, partially offset by a decrease in data service costs of $0.3 million. The increase in employee compensation and benefits costs is primarily due to an increased focus on product development activities as well as a decrease in software development costs capitalized during the period.
Operating Income (Loss). Operating loss decreased by $60.4 million, or 92%, primarily driven by an increase in total revenue as well as changes in cost of services and operating expenses, as discussed above.

Interest Expense, Interest Income and Other Income (Expense)

	Year Ended December 31,
	2025	2024	$ Change	% Change

	($ in thousands)
Interest expense	$(9,662)	$(11,317)	$1,655	(15)%
Interest income	9,317	12,090	(2,773)	(23)%
Other income (expense), net	(18)	—	(18)	—
Interest Expense. Interest expense decreased $1.7 million, or 15%, as a result of lower borrowing costs during 2025 primarily due to a decrease in interest rates and a reduction in our principal balance during the period.
Interest Income. Interest income decreased $2.8 million, or 23%, primarily due to a decrease in cash equivalents.
Other Income (Expense). Other income (expense), net decreased primarily due to a $0.2 million loss on extinguishment of debt, net of $0.2 million of interest income received in connection with a state tax refund during the year ended December 31, 2025.
Income Taxes

	Year Ended December 31,
	2025	2024	$ Change	% Change

	($ in thousands)
Income (loss) before income taxes	$(5,369)	$(64,605)	$59,236	92%
Income tax expense (benefit)	(1,133)	70,405	(71,538)	(102)%
Effective tax rate	21.1%	(109.0)%
Income Tax Expense (Benefit). Income tax expense decreased $71.5 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily as a result of the impact of recording a valuation allowance on our deferred tax assets during 2024. Refer to Note 12 — Income Taxes for further discussion.
Liquidity and Capital Resources
Our principal liquidity requirements are to (i) meet working capital, tax and capital expenditure needs, and (ii) service and repay our indebtedness.
Cash Flow and Liquidity Analysis
We assess liquidity primarily in terms of our ability to generate cash to fund operating and investing activities. A portion of our cash from operating activities is derived from our profit share arrangements with our insurance partners, which are subject to judgments and forecast model assumptions and is, therefore, subject to variability. Changes in these assumptions have resulted in negative impacts to our estimated profit share revenues and related cash flows, and may continue to adversely affect our future expected cash flows. Despite this uncertainty, we believe that our existing cash resources and the Revolving Credit Facility will provide sufficient liquidity to fund our working capital needs for the next 12 months. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. Refer to Critical Accounting Policies and Estimates and Item 1A — Risk Factors for a full description of the related estimates, assumptions, and judgments.

The following table provides a summary of cash flow data:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$(3,194)	$17,598
Net cash used in investing activities	(1,030)	(3,896)
Net cash used in financing activities	(61,482)	(6,447)
Cash Flows from Operating Activities
Our cash flows provided by (used in) operating activities reflect net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the adjustments in the operating activities in the Statement of Cash Flows:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net loss	$(4,236)	$(135,010)
Non-cash adjustments	10,706	81,723
Change in contract assets	(10,012)	14,247
Change in excess profit share receipts	(1,310)	47,556
Change in other assets and liabilities	1,658	9,082
Net cash provided by (used in) operating activities	$(3,194)	$17,598
Net cash provided by operating activities decreased by $20.8 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily attributable to a one-time payment of $11.0 million made in connection with the Allied Amendment, a $3.5 million reduction in working capital, a $3.2 million decrease in interest income received, a $2.5 million increase in payments made for expenses, a $2.1 million decrease in cash collections related to program fees, profit share and claims administration service fee revenues, and a $1.7 million decrease in cash received for income tax refunds. The decrease in operating cash flows was partially offset by a $3.3 million reduction in interest payments on our Term Loan due 2027 during the year.
For the years ended December 31, 2025 and 2024, the net change in contract assets and excess profit share receipts liability reported in net cash provided by operating activities includes the impact of an increase in estimated profit share revenues of $0.4 million and a reduction of $96.1 million, respectively, for changes in estimates of variable consideration. Refer to Note 3—Contract Assets and Excess Profit Share Receipts for further discussion.
Cash Flows from Investing Activities
For the years ended December 31, 2025 and 2024, net cash used in investing activities was $1.0 million and $3.9 million, respectively, and primarily related to capitalized software development costs related to our cloud-based solutions and other software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in financing activities primarily consist of payments of debt and share repurchases.
For the year ended December 31, 2025, net cash used in financing activities was $61.5 million and includes $55.5 million of principal payments on our Term Loan due 2027. During the year ended December 31, 2025, in addition to the $7.5 million of quarterly principal payments, we made a voluntary principal payment of $48.0 million on December 31, 2025. In addition, net cash used in financing activities includes $4.9 million for repurchases of our common shares and $1.1 million for shares withheld for payroll taxes associated with the vesting of restricted stock awards.
For the year ended December 31, 2024, net cash used in financing activities was $6.4 million and includes $4.7 million of quarterly principal payments on our Term Loan due 2027, $1.4 million for shares withheld for payroll taxes associated with the vesting of restricted stock awards and $0.3 million for payment of accrued excise tax on shares repurchased during 2023.

Debt
As of December 31, 2025, we had no amounts outstanding under our Revolving Credit Facility and $85.1 million outstanding under our Term Loan due 2027. On December 31, 2025, we made a voluntary principal repayment of $48.0 million under our Term Loan due 2027. Refer to Note 5—Long-term Debt for further discussion.
Share Repurchase Program
On May 1, 2025, the Board of Directors authorized the Share Repurchase Program, allowing the Company to repurchase up to $25.0 million of the Company’s outstanding common stock until May 1, 2026. Pursuant to the Share Repurchase Program, the Company repurchased 2,535,346 shares at an average price of $1.93 for a total of $4.9 million, excluding excise tax, during the year ended December 31, 2025. These shares were recorded to Treasury stock, at cost in the Consolidated Balance Sheets.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures used by management to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. In addition, we believe these measures further provide useful analysis of period-to-period comparisons of our business, as they exclude the effect of certain non-cash items and certain variable charges.
Beginning in the quarter ended June 30, 2025, we updated the presentation of Adjusted EBITDA to exclude interest income as we believe the exclusion of interest income better aligns our presentation with comparable companies. In addition, beginning in the quarter ended September 30, 2025, we updated the presentation of Adjusted EBITDA to exclude certain other non-recurring expenses that do not contribute directly to management’s evaluation of our operating results. The prior period presented below has been conformed to the current period presentation.
Adjusted EBITDA is defined as GAAP net income (loss) excluding interest expense (income), income tax expense (benefit), depreciation expense of property and equipment, amortization expense of capitalized software development costs, share-based compensation expense, loss on extinguishment of debt and certain other non-recurring expenses that do not contribute directly to management’s evaluation of our operating results. Adjusted EBITDA margin is defined as Adjusted EBITDA expressed as a percentage of total revenue.

The following table presents a reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2025	2024

	($ in thousands)
Net loss	$(4,236)	$(135,010)
Non-GAAP adjustments:
Interest (income) expense, net	345	(773)
Income tax expense (benefit)	(1,133)	70,405
Depreciation and amortization expense	2,410	1,674
Share-based compensation	7,043	8,677
Loss on extinguishment of debt	203	—
Other non-recurring expense(1)	11,000	—
Total adjustments	19,868	79,983
Adjusted EBITDA	$15,632	$(55,027)
Adjusted EBITDA margin	17%	(229)%
(1) For the year ended December 31, 2025, the adjustment for other non-recurring expense includes a one-time payment of $11.0 million made in connection with the Allied Amendment. See Note 2—Summary of Significant Accounting and Reporting Policies in the Notes to Consolidated Financial Statements for additional information.
For the year ended December 31, 2025, Adjusted EBITDA increased by $70.7 million, or 128%, as compared to year ended December 31, 2024. The increase in Adjusted EBITDA is primarily due to an increase in revenue due to the impact of the negative profit share change in estimate recorded in the prior year, partially offset by an increase in operating expenses.
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
The consolidated financial statements have been prepared in accordance with GAAP. To prepare these consolidated financial statements, we make estimates, assumptions, and judgments that affect what we report as our assets and liabilities, what we disclose as contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented.
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
Upon placement of the insurance, we estimate the total variable consideration we expect to receive from the insurance company over the term of the underlying insured loan, typically 5 to 7 years, using a forecast model based on undiscounted expected future profit share to be received from our insurance partners. The forecast model projects loan-level earned premiums and insurance claim payments driven by projections of prepayment rate, loan default rate and severity of loss. These assumptions are derived from an analysis of the historical portfolio performance, prevailing default and prepayment trends, and macroeconomic projections. Prepayment and loan default trends impact the estimate of profit share revenue in the event a loan is paid off early or defaults before the original term, future earned premium cash flows will be impacted. Claim severity is also a key factor in the calculation of profit share revenue and is dependent on the realized value from the sale of a vehicle and the wholesale value which are impacted by auto market volatility. We continue to assess the default and prepayment assumptions of our forecast model against reported performance and lender delinquency data and make updates to the forecast model in an effort to help ensure that default and prepayment rate projections align with actual experience.
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
We apply judgment in constraining the profit share variable consideration and continuously monitor the adequacy of our constraints based on our historical and projected experience with similar customer contracts. We typically review loan performance at the portfolio quarterly vintage level which we believe approximates the individual loan level performance. We use expected and constrained loss ratios to analyze the appropriateness of constraints applied to new originations and to evaluate the need for adjustments to constraints applied to historical vintages. To the extent we make changes to the assumptions we use to calculate constrained profit share revenue, we recognize the impact of the changes to profit share revenue in the reporting period in which the change is made. In addition, changes to the constraints applied can impact the average profit share revenue per certified loan recognized upon origination.
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
Determining the estimate of profit share variable consideration requires considerable judgment and is sensitive to changes in underlying forecast assumptions of loan behavior which is outside of our control. We evaluate our forecast assumptions for prepayment rate, loan default rate and severity of loss by performing a sensitivity analysis calculating the impact on the cumulative profit share revenue of a hypothetical 10% increase and decrease in each assumption. The table below summarizes the results of the sensitivity analysis as of December 31, 2025:

	Loan default rate		Severity of loss		Prepayment rate
Assumption change	10%	(10)%	10%	(10)%	10%	(10)%
Impact on cumulative revenue(1)	(11.3)%	11.5%	(11.2)%	11.2%	(0.4)%	0.4%
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
Contractual and Other Obligations
As of December 31, 2025, our estimated future obligations include both current and long-term obligations. For our debt described in Note 5 — Long-term Debt, we have a current obligation of $7.5 million and a long-term obligation of $77.6 million. Under our operating leases described in Note 10 — Commitments and Contingencies, we have a current obligation of $0.9 million and a long-term obligation of $2.4 million. In addition, as of December 31, 2025, we have a non-cancellable minimum purchase commitment of $4.0 million associated with third-party credit data services, of which $2.0 million require us to make cash payments in the next 12 months. See Note 10 — Commitments and Contingencies for additional discussion of our non-cancellable purchase commitment.

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
As of December 31, 2025, we had $85.1 million outstanding under the Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2025. Borrowings under our Credit Agreement bear interest at a rate equal to the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (“Adjusted SOFR”) plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.15% to 0.225% per annum on the average daily unused portion of the Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Open Lending Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Open Lending Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Austin, Texas
March 12, 2026

OPEN LENDING CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$176,614	$243,164
Restricted cash	11,604	10,760
Accounts receivable, net	3,653	5,055
Current contract assets, net	22,186	9,973
Income tax receivable	3,214	3,558
Other current assets	5,416	3,215
Total current assets	222,687	275,725
Property and equipment, net	458	729
Capitalized software development costs, net	4,046	5,386
Operating lease right-of-use assets, net	3,063	3,878
Contract assets	2,893	5,094
Other assets	3,532	5,556
Total assets	$236,679	$296,368
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$446	$953
Accrued expenses	8,699	5,166
Current portion of debt	7,500	7,500
Third-party claims administration liability	11,706	10,797
Current portion of excess profit share receipts	18,672	19,346
Other current liabilities	2,235	3,490
Total current liabilities	49,258	47,252
Long-term debt, net of deferred financing costs	77,266	132,217
Operating lease liabilities	2,382	3,273
Excess profit share receipts	27,574	28,210
Other liabilities	5,239	7,329
Total liabilities	161,719	218,281
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 117,660,648 shares outstanding as of December 31, 2025 and 128,198,185 shares issued and 119,350,001 shares outstanding as of December 31, 2024	1,282	1,282
Additional paid-in capital	497,663	502,664
Accumulated deficit	(332,995)	(328,759)
Treasury stock at cost, 10,537,537 shares at December 31, 2025 and 8,848,184 shares at December 31, 2024	(90,990)	(97,100)
Total stockholders’ equity	74,960	78,087
Total liabilities and stockholders’ equity	$236,679	$296,368
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue
Program fees	$54,340	$57,040	$64,092
Profit share	29,362	(43,123)	43,301
Claims administration and other service fees	9,515	10,107	10,067
Total revenue	93,217	24,024	117,460
Cost of services	21,555	23,855	22,282
Gross profit	71,662	169	95,178
Operating expenses
General and administrative	53,091	43,867	43,043
Selling and marketing	14,800	17,218	17,485
Research and development	8,777	4,462	5,575
Total operating expenses	76,668	65,547	66,103
Operating income (loss)	(5,006)	(65,378)	29,075
Interest expense	(9,662)	(11,317)	(10,661)
Interest income	9,317	12,090	10,335
Other income (expense), net	(18)	—	109
Income (loss) before income taxes	(5,369)	(64,605)	28,858
Income tax expense (benefit)	(1,133)	70,405	6,788
Net income (loss)	$(4,236)	$(135,010)	$22,070
Net income (loss) per common share
Basic	$(0.04)	$(1.13)	$0.18
Diluted	$(0.04)	$(1.13)	$0.18
Weighted average common shares outstanding
Basic	118,603	119,180	120,827
Diluted	118,603	119,180	121,475
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance at December 31, 2022	128,198	$1,282	$499,625	$(215,819)	(4,552)	$(72,264)	$212,824
Share-based compensation	—	—	9,580	—	—	—	9,580
Shares repurchased	—	—	—	—	(5,233)	(37,695)	(37,695)
Restricted stock units issued, net of shares withheld for taxes	—	—	(7,173)	—	407	5,974	(1,199)
Net income	—	—	—	22,070	—	—	22,070
Balance at December 31, 2023	128,198	$1,282	$502,032	$(193,749)	(9,378)	$(103,985)	$205,580
Share-based compensation	—	—	8,962	—	—	—	8,962
Restricted stock units issued, net of shares withheld for taxes	—	—	(8,330)	—	530	6,885	(1,445)
Net loss	—	—	—	(135,010)	—	—	(135,010)
Balance at December 31, 2024	128,198	$1,282	$502,664	$(328,759)	(8,848)	$(97,100)	$78,087
Share-based compensation	—	—	7,113	—	—	—	7,113
Shares repurchased	—	—	—	—	(2,535)	(4,908)	(4,908)
Restricted stock units issued, net of shares withheld for taxes	—	—	(12,114)	—	845	11,018	(1,096)
Net loss	—	—	—	(4,236)	—	—	(4,236)
Balance at December 31, 2025	128,198	$1,282	$497,663	$(332,995)	(10,538)	$(90,990)	$74,960
The accompanying notes are an integral part of these consolidated financial statements.

OPEN LENDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$(4,236)	$(135,010)	$22,070
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	7,043	8,677	9,492
Depreciation and amortization	2,410	1,674	1,159
Amortization of deferred financing cost	413	427	428
Non-cash operating lease cost	814	705	620
Deferred income taxes	—	70,113	(4,985)
Loss on extinguishment of debt	203	—	—
Other	(177)	127	15
Changes in operating assets and liabilities:
Accounts receivable, net	1,402	(439)	1,105
Contract assets, net	(10,012)	14,247	46,116
Excess profit share receipts	(1,310)	47,556	—
Other current and non-current assets	(1,681)	(429)	(507)
Accounts payable	(507)	578	86
Accrued expenses	3,521	(2,473)	1,183
Income tax receivable, net	1,074	4,198	2,699
Operating lease liabilities	(773)	(624)	(561)
Third-party claims administration liability	909	4,333	2,409
Other current and non-current liabilities	(2,287)	3,938	1,329
Net cash provided by (used in) operating activities	(3,194)	17,598	82,658
Cash flows from investing activities
Purchase of property and equipment	(56)	(165)	(123)
Capitalized software development costs	(974)	(3,731)	(2,055)
Net cash used in investing activities	(1,030)	(3,896)	(2,178)
Cash flows from financing activities
Payments on term loans	(55,500)	(4,688)	(3,750)
Shares repurchased	(4,886)	—	(37,322)
Payment of excise tax on shares repurchased	—	(314)	—
Shares withheld for taxes related to restricted stock units	(1,096)	(1,445)	(1,258)
Net cash used in financing activities	(61,482)	(6,447)	(42,330)
Net change in cash and cash equivalents and restricted cash	(65,706)	7,255	38,150
Cash and cash equivalents and restricted cash at the beginning of the period	253,924	246,669	208,519
Cash and cash equivalents and restricted cash at the end of the period	$188,218	$253,924	$246,669

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Interest paid	$9,283	$12,590	$10,313
Income tax paid (refunded), net	(2,208)	(3,907)	9,075
Non-cash investing and financing:
Right-of-use assets obtained in exchange for lease obligations	$—	$594	$—
Share-based compensation for capitalized software development	70	285	88
Accrued excise tax associated with share repurchases	22	—	314
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
In addition, in November 2025, we announced the launch of ApexOne Auto, a cloud-based advanced decisioning platform that expands our capabilities to support loans made to prime borrowers. Like LPP, ApexOne Auto uses risk-based pricing models to arrive at an all-inclusive interest rate for a loan that is customized to each automotive lender, reflecting cost of capital, loan servicing and acquisition costs, expected recovery rates and target return on assets. Unlike with loans facilitated through LPP, our insurance partners do not provide default insurance in connection with loans facilitated through ApexOne Auto.
Nebula Acquisition Corporation (“Nebula”), our predecessor, was originally incorporated in Delaware on October 2, 2017 as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 10, 2020, Nebula completed a business combination pursuant to that certain Business Combination Agreement by and among Nebula, Open Lending, LLC, and the other parties named therein.
Unless the context otherwise requires, “we,” “us,” “our,” “Open Lending,” and the “Company” refer to Open Lending Corporation and its subsidiaries.
Note 2—Summary of Significant Accounting and Reporting Policies
Basis of presentation and consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Open Lending Corporation and all its subsidiaries that are directly or indirectly owned or controlled by the Company. All intercompany transactions and balances have been eliminated upon consolidation.
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
Income taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this determination, we consider all available positive and negative evidence and make certain assumptions including, among other things, the reversal of our deferred tax liabilities, the overall business environment, our historical earnings and losses, current industry trends and our outlook for future earnings.
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
We recognize interest and penalties related to income taxes as a component of income tax expense.
Cash and cash equivalents
Cash and cash equivalents consist of commercial analysis accounts and money market funds, including accrued interest earned. We consider securities that are highly liquid, readily convertible into cash and have original maturities of less than three months when purchased to be cash equivalents. We determine the appropriate classification of our cash and cash equivalents at the time of purchase.
Restricted cash
Restricted cash relates to deposits held in a financial institution for the processing of automated clearing house transactions and funds held by us on behalf of our insurance partners, delegated for the use of insurance claim payments. Restricted cash is deposited in commercial analysis accounts at one financial institution. As a third-party administrator of insurance claims and refund adjudication, we collect funds from insurance partners which are intended to be used to settle insurance claims and process funds on behalf of the insurance partners. The balance of these funds held on behalf of insurance partners was $11.6 million and $10.8 million as of December 31, 2025 and 2024, respectively, with an offsetting liability included in Third-party claims administration liability on the Consolidated Balance Sheets.
Accounts receivable
Accounts receivable primarily includes program fees billed to customers, for which payments are expected to be received within 30 days from billing. The program fees are assessed at the time when the customer uses LPP to certify consumer loans and are billed either as an upfront fee or in 12 equal installments. We bill customers for the upfront fee following the month the service is provided and for the monthly installment fee over 12 months.
Contract assets
Contract assets for program fees are increased by recognized and unbilled program fee revenues related to monthly-pay arrangements. Once the program fees for the monthly-pay arrangements for the current month are due, they are reclassified from contract assets and recognized as accounts receivable.
Contract assets for profit share and claims administration fees (“TPA Fees”) are increased for recognized profit share and claims administration fees revenue and are decreased by payments received from insurance partners. In addition, for profit share variable consideration related to performance obligations that were satisfied in previous periods, we evaluate and update our profit share revenue forecast on a quarterly basis and adjust our contract assets accordingly. Refer to Note 3 — Contract Assets and Excess Profit Share Receipts for additional information.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Allowance for current expected credit losses (“CECL”)
We maintain a CECL allowance on our accounts receivable and contract assets. The allowance represents an estimate based primarily on market implied lifetime probabilities of default and loss severities for assets with similar risk characteristics. The allowance is evaluated quarterly for adequacy by taking into consideration factors such as reasonableness of the market implied loss statistics, historical lifetime loss data, and credit quality of the customer base. Provisions for the allowance for expected credit losses are recorded within general and administrative expenses. Account balances deemed uncollectible are written off, net of actual recoveries.
We do not have any material accounts receivable or contract assets receivable balances that are past due and have not written off any material balances in our portfolio for the periods presented. The allowance for expected credit losses on accounts receivable and contract assets receivable, in the aggregate, was less than $0.1 million as of December 31, 2025, 2024 and 2023.
Property and equipment
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
Depreciation expense related to our property and equipment was $0.3 million for each of the years ended December 31, 2025, 2024 and 2023, and is recognized within the General and administrative line item in the Consolidated Statements of Operations.
We review our property and equipment for impairment whenever events or changes in circumstances indicate that the amount recorded may not be recoverable, and if not deemed recoverable based on the assets’ expected undiscounted cash flows, an impairment loss is recognized to the extent that the carrying amount exceeds the fair value. During the years ended December 31, 2025, 2024 and 2023, we had no significant impairment charges related to our property and equipment.
Capitalized software development costs
Costs related to internally developed software, including development of our cloud-based solutions, are capitalized when preliminary development efforts are successfully completed, and it is probable that the project will be completed and the software will be used as intended. Salaries and compensation costs for employees and fees paid to third-party consultants who are directly involved in development efforts and costs incurred for upgrades and enhancements that result in additional functionality of the software are capitalized and included in Capitalized software development costs, net on the Consolidated Balance Sheets. Related training and maintenance costs are expensed as incurred. Amortization of internal-use software begins when the software is ready for its intended use and is generally amortized over three years, the period for which the software is expected to contribute to future cash flows. We had no significant impairment charges related to our capitalized software development costs during the years ended December 31, 2025, 2024 and 2023. Refer to Note 4—Capitalized Software Development Costs for additional information.
Operating leases
We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluate whether the lease is an operating lease or a finance lease at the commencement date. We recognize lease right-of-use (“ROU”) assets and lease liabilities for operating and finance leases with initial terms greater than 12 months. ROU assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make the related lease payments. The ROU assets for operating and finance leases and liabilities are recognized based on the present value of fixed lease payments over the lease term at the lease commencement date. Lease liabilities are calculated as the present value of fixed payments not yet paid at the measurement date. Since our leases do not include an implicit interest rate, we use an estimated incremental borrowing rate, based on the interest rate a similar borrowing on a collateralized basis would incur, to determine the present value of our lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Operating lease ROU assets are recognized net of any lease prepayments and incentives and tested for impairment in the same manner as property and equipment. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that are not based on an index or a rate, such as common area maintenance fees, taxes and insurance, are expensed as incurred. Refer to Note 10—Commitments and Contingencies for additional information regarding our leases.
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
In situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs. Refer to Note 9—Fair Value of Financial Instruments for a summary of our financial instruments measured at fair value on a recurring basis.
Excess profit share receipts liability
The excess profit share receipts liability represents the profit share cash consideration received that is in excess of the expected variable consideration generated by the profit share forecast model in the current period at the loan level. The excess profit share receipts liability is increased for payments received from insurance partners to the extent the payments are related to performance obligations satisfied in previous periods related to historic vintages. In addition, we evaluate and update our profit share revenue forecast on a quarterly basis and adjust our excess profit share receipts liability accordingly. The excess profit share receipts liability is classified as current or non-current on the Consolidated Balance Sheet based on the estimated timing of realizing forecasted losses. Refer to Note 3 — Contract Assets and Excess Profit Share Receipts for additional information.
Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires us to record an estimated loss from a claim or loss contingency when information available prior to issuance of the consolidated financial statements indicates a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred, we disclose the amount or range of estimated loss if material or that the loss cannot be reasonably estimated. Accounting for claims and contingencies requires us to use judgment.
Revenue recognition
Our revenue is generated through three streams: (i) program fees paid to us by automotive lenders, (ii) profit share paid to us by insurance partners and (iii) claims administration service fees paid to us by insurance partners.
We account for a contract with a customer when (i) both parties have approved the contract and are committed to perform their respective obligations, (ii) each party’s rights and payment terms can be identified, (iii) the contract has commercial substance, and (iv) it is probable we will collect substantially all of the consideration we are entitled to receive. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer. In compliance with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, when our performance

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
obligations have been completed, we estimate the amount of the transaction price we expect to be entitled to under our customer contracts. We recognize subsequent adjustments to an estimated transaction price upon the receipt of additional information or final settlement, whichever occurs first.
Program fee revenue
We generate revenue from usage-based program fees by providing customers with access to and use of LPP, our cloud-based decisioning platform. The LPP program fees are based on a percentage of each certified loan’s original principal balance and recognized as revenue upon certification of the loan by the lending institution. LPP program fee contracts contain a single performance obligation, which is complete when a loan is certified through LPP and is issued by the lending institution.
In addition, to a lesser extent, program fee revenue includes fees paid by automotive lenders for the access to and use of our cloud-based ApexOne Auto solution introduced in November 2025. ApexOne Auto is typically offered as a subscription for a committed contractual amount of monthly usage based on volume of loan applications processed and the fees are recognized as revenue ratably over the subscription term. To the extent that the customers’ monthly usage exceeds the committed contracted amounts, the customers are billed for their incremental usage on a monthly basis. Due to the recent release of ApexOne Auto offering, the related program fee revenue was insignificant for the year ended December 31, 2025.
Profit share revenue
Profit share represents our participation in the net underwriting profit of third-party insurance partners who provide automotive lenders with credit default insurance on loans those lenders make using LPP. We receive a percentage of the aggregate net monthly insurance underwriting profit over the term of the underlying insured loan. Monthly insurance underwriting profit is calculated as the monthly earned premium less expenses and losses, including reserves for incurred but not reported losses. In periods where the expenses and losses on the aggregate loan portfolio exceed the monthly earned premiums, no profit share payments are received and future monthly insurance underwriting profits earned are reduced until the earned premiums for the aggregate loan portfolio exceed the accumulated losses at the insurance partner level.
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Profit share
New certified loan originations	$28,974	$52,979	$66,113
Change in estimated revenues	388	(96,102)	(22,812)
Total profit share	$29,362	$(43,123)	$43,301
Claims administration services
For the insurance policies issued through our program, we provide adjudication services for insurance claims on the third-party insurer’s policies for auto loans processed through LPP. We earn a monthly service fee which is calculated by the third-party insurance providers as 3% of the monthly net insurance earned premium collected over the life of the underlying loan. In this arrangement, the performance obligation to provide claims administration services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligations. Revenue is recognized as the service is provided over the term of the adjudication contract with the insurance partner.
Research and development costs
Research and development costs consist primarily of employee compensation and benefits, software and data services to support the ongoing development of our lending enablement platforms.
Advertising costs
Advertising costs are typically expensed as incurred and are included in Selling and marketing in the accompanying Consolidated Statements of Operations. Advertising costs were $0.2 million, $0.8 million and $1.1 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
Share-based compensation
We have granted share-based incentive awards in the form of restricted stock units (“RSUs”) with service (time-based) vesting criteria, performance-based restricted stock units (“PSUs”) with market or performance vesting criteria and stock options. We measure share-based compensation expense for all share-based awards granted to employees and directors based on the estimated fair value of those awards on the date of grant.
The fair value of RSU awards is determined using the fair market value of the underlying common stock on the date of grant, or intrinsic value. For PSUs with performance conditions, we use the fair market value on the date of grant and we evaluate the probability of achieving performance goals on a quarterly basis and recognize share-based compensation to the extent achievement of performance goals is considered probable. Any change in estimate affecting the number of shares expected to be issued upon vesting of the PSUs is accounted for as a cumulative adjustment to the compensation expense in the period in which the change occurs. If actual results differ significantly from these estimates, share-based compensation expense and results of operations could be materially affected. For PSUs with market conditions, we utilize the Monte Carlo simulation to measure share-based compensation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
We used the following assumptions to estimate the fair value of PSUs with market conditions granted during the periods indicated:

	Year Ended December 31,
	2024	2023
Risk-free interest rate(1)	5%	5%
Volatility rate(2)	62%	63%
(1) The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.
(2) Expected volatility in the model was estimated using a historical period consistent with the performance period of approximately three years.
The fair value of employee stock options is estimated using the Black-Scholes option pricing model. For certain stock option awards, employees were granted stock awards at exercise prices greater than the fair value of the underlying common stock on the date the award was granted.
We estimated the fair value of stock options at the date of grant using a Black–Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
2025
Risk-free interest rate(1)	4.04%
Expected term (in years)(2)	6.43
Volatility rate(3)	69.71%
Expected dividend yield(4)	—%
(1) The risk-free interest rate is determined based on the average U.S. Treasury yield curve for the most appropriate terms for the award as of the date of the grant.
(2) The expected term was estimated using the midpoint between the vesting date and the end of the contractual term as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
(3) The volatility rate is estimated using the average of observed historical volatility of comparable companies from a representative peer group.
(4) At the grant date, no dividends were expected to be paid over the contractual term of the stock options granted based on our dividend policy resulting in the use of a zero dividend rate.
We recognize share-based compensation expense for unvested awards, net of forfeitures in the period they occur. For service-based awards, we recognize share-based compensation expense on a straight-line basis over the requisite service. For performance-based awards, we recognize share-based compensation expense on a graded-vesting basis over the requisite service or performance period, if it is probable that the performance target will be achieved. Share-based compensation expense is generally allocated based on the functional responsibilities of the awarded unitholders in the accompanying Consolidated Statements of Operations.
We expect to issue shares from treasury stock when stock options are exercised or when RSUs and PSUs vest. Refer to Note 7—Share-Based Compensation for additional information.
Treasury stock
We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.
Net income (loss) per share
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common shares outstanding for the period. The diluted net income (loss) per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. Diluted net income (loss) per share is the same as basic net income (loss) per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Concentrations of revenue and credit risks
The following table provides a summary of insurance partners contributing more than 10% of total revenue, excluding the profit share revenue change in estimate adjustments, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Insurance partner A	24%	34%	35%
Insurance partner B	*	12%	*
* Represents less than 10% of total revenue.
Financial instruments that potentially subject us to credit risk consist of Cash and cash equivalents, Restricted cash, Accounts receivable, net and Contract assets to the extent of the amounts recorded on the balance sheets.
Cash and cash equivalents are deposited in commercial analysis accounts and money market funds at financial institutions with high credit standing. Restricted cash relates to funds held on behalf of our insurance partners, designated for the use of insurance claim payments. Restricted cash is deposited in commercial analysis accounts at one financial institution. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. We have not experienced any losses on our deposits of cash and cash equivalents and we believe we are not exposed to significant risks on such accounts.
Accounts receivable and contract assets are derived from revenue earned from customers. We maintain an allowance for expected credit losses on our accounts receivable and contract asset receivable in accordance with CECL.
As of December 31, 2025, we had no customers that represented more than 10% of accounts receivable. As of December 31, 2024, we had one customer that represented 10% of accounts receivable.
Allied reseller agreement amendment
On August 13, 2025, the Company and Allied Solutions, LLC (“Allied”) entered into an amendment to their reseller agreement (the “Allied Amendment”) to, among other matters, extend the term of the agreement and to provide for a one-time payment to Allied of $11.0 million in exchange for the extinguishment of Allied’s right to certain ongoing compensation and the amendment of the schedule of referral fees payable to Allied. This payment was solely in exchange for such modification of compensation rights and is not conditioned upon, nor related to, any future performance or obligations of either party. All other terms of the original reseller agreement shall otherwise remain in full force and effect. The payment was made during the year ended December 31, 2025 and included in General and administrative expense in the Consolidated Statements of Operations.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new disclosures, in a separate note to financial statements, of specified information about certain costs and expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We believe this ASU will have no impact on our consolidated financial statements but will result in additional disclosures.
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Recently adopted new accounting standards
We adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, for the year ended December 31, 2025 on a prospective basis. As a result, we have included the additional required disclosures in Note 12 - Income Taxes. The adoption of ASU 2023-09 did not impact our results of operations, cash flows or balance sheets.
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Contract assets balances for the periods indicated below were as follows:

	Contract Assets
	Profit Share	Program Fee	TPA Fee	Total

	(in thousands)
Balance as of December 31, 2023	$22,855	$4,738	$1,721	$29,314
Increase of contract assets due to new business generation	52,979	57,350	10,107	120,436
Change in estimates of revenue from performance obligations satisfied in previous periods(1)	(48,546)	—	—	(48,546)
Payables (receivables) transferred from contract assets	5,144	(58,865)	—	(53,721)
Payments received from insurance carriers	(22,834)	—	(9,624)	(32,458)
Provision for expected credit losses	35	6	1	42
Balance as of December 31, 2024	9,633	3,229	2,205	15,067
Increase of contract assets due to new business generation	28,974	54,364	9,528	92,866
Change in estimates of revenue from performance obligations satisfied in previous periods	1,013	—	—	1,013
Payables (receivables) transferred from contract assets	111	(55,125)	—	(55,014)
Payments received from insurance carriers	(16,791)	—	(10,103)	(26,894)
Realized losses reducing profit share payments received (2)	(14,102)	—	—	(14,102)
Transfer from excess profit share receipts liability	12,167	—	—	12,167
Provision for expected credit losses	(24)	—	—	(24)
Balance as of December 31, 2025	$20,981	$2,468	$1,630	$25,079
(1) Includes $(5.1) million of estimated, non-recurring charges associated with future claim payments and previous profit share.
(2) Represents the deemed gross payment that would have been received for historic vintages in a contract asset position if not reduced by the realization of accrued losses on historic vintages in an excess profit share receipts liability position. The $14.1 million of realization of losses reduced the contract assets as payment will not be received and reduced the excess profit share receipts liability as discussed below.
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

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
The excess profit share receipts liability balance for the periods indicated below were as follows:

Profit Share

(in thousands)
Balance as of December 31, 2023	$—
Change in estimates of revenue from performance obligations satisfied in previous periods	47,556
Balance as of December 31, 2024	47,556
Change in estimates of revenue from performance obligations satisfied in previous periods	625
Realization of losses reducing payments received, net of payments received from insurance carriers(1)	(14,102)
Transfer from contract asset	12,167
Balance as of December 31, 2025	$46,246
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
Note 4—Capitalized Software Development Costs
The following table provides a summary of our capitalized software development costs, as of the dates indicated:

	December 31,
	2025	2024

	(in thousands)
Capitalized software development costs	$7,389	$6,630
Accumulated amortization	(3,343)	(1,244)
Total capitalized software development costs, net	$4,046	$5,386
Amortization expense was $2.1 million, $1.4 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is recognized within the Cost of services, General and administrative and Research and development line items in the Consolidated Statements of Operations.
Note 5—Long-term Debt
The following table provides a summary of our debt as of the dates indicated:

	December 31,
	2025	2024

	(in thousands)
Term Loan due 2027	$85,125	$140,625
Revolving credit facility	—	—
Less: unamortized deferred financing costs	(359)	(908)
Total debt	84,766	139,717
Less: current portion of debt	(7,500)	(7,500)
Total long-term debt, net of deferred financing costs	$77,266	$132,217
Credit Agreement—Term Loan due 2027, and Revolving Credit Facility
On September 9, 2022, we entered into a First Amendment to our existing credit agreement (the “First Amendment”) with Wells Fargo Bank, N.A. (“Wells Fargo”), as the administrative agent, and the financial institutions party thereto,

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
as the lenders. The First Amendment provided senior secured credit facilities in an aggregate principal amount of $300 million, which (i) established a term loan due 2027 with a principal amount of $150 million, (the “Term Loan due 2027”), and (ii) increased the borrowing capacity on the existing revolving credit facility to $150 million (the “Revolving Credit Facility”), both scheduled to mature on September 9, 2027 (collectively, the “Credit Agreement”).
Borrowings under the Credit Agreement bear interest at a rate equal to either (i) an Alternate Base rate (“ABR”) or (ii) the term Secured Overnight Financing Rate (“SOFR”) plus 0.10% (“Adjusted SOFR”) plus a spread that is based upon our total net leverage ratio. The spread ranges from 0.625% to 1.375% per annum for ABR loans and 1.625% to 2.375% per annum for Adjusted SOFR loans. With respect to the ABR loans, interest is payable at the end of each calendar quarter. With respect to the Adjusted SOFR loans, interest is payable at the end of the selected interest period (at least quarterly). Additionally, there is an unused commitment fee payable at the end of each quarter at a rate per annum ranging from 0.15% to 0.225% based on the average daily unused portion of the Revolving Credit Facility and other customary letter of credit fees. Pursuant to the Credit Agreement, the interest rate spread and commitment fees increase or decrease in increments as our Funded Secured Debt/EBITDA ratio increases or decreases.
As of December 31, 2025, the Term Loan due 2027 and the Revolving Credit Facility were both subject to an Adjusted SOFR rate of 3.772% plus a spread of 1.875% per annum. Commitment fees were accrued at 0.175% under the Revolving Credit Facility’s unused commitment balance of $150.0 million as of December 31, 2025. As of December 31, 2025 and 2024, the effective interest rate on our outstanding borrowings was 6.224% and 7.050%, respectively.
On December 31, 2025, we made a voluntary prepayment of $48.0 million under our Term Loan due 2027. In connection with the partial repayment of debt, we recorded a $0.2 million loss on extinguishment of debt related to the write-off of a proportionate amount of unamortized deferred financing costs. The loss on extinguishment of debt is included in Other income (expense), net in the Consolidated Statement of Operations for the year ended December 31, 2025.
Unamortized deferred financing costs related to the Term Loan due 2027 and the Revolving Credit Facility were $0.4 million and $0.1 million, respectively, as of December 31, 2025.
The obligations under the Credit Agreement are guaranteed by our U.S. subsidiaries and are secured by substantially all of our assets and U.S. subsidiaries, subject to customary exceptions. The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.0:1 and the minimum fixed charge coverage ratio is 1.25:1. As of December 31, 2025, we were in compliance with all required covenants under the Credit Agreement.
Principal Maturities of Debt
Principal maturities of debt outstanding as of December 31, 2025 are as follows:

(in thousands)
2026	$7,500
2027	77,625
Total	$85,125
Note 6—Stockholders' Equity
Pursuant to the terms of the Amended and Restated Certificate of Incorporation, we are authorized to issue the following shares and classes of capital stock, each with a par value of $0.01 per share: (i) 550,000,000 shares of common stock and (ii) 10,000,000 shares of preferred stock.
Share Repurchase Program
On May 1, 2025, the Board of Directors authorized share repurchases under a share repurchase program (the “Share Repurchase Program”), allowing the Company to repurchase up to $25.0 million of the Company’s outstanding common stock until May 1, 2026. Repurchases may be made at management’s discretion from time to time on the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time. Pursuant to the Share Repurchase Program, we repurchased 2,535,346 shares at an average price of $1.93 for a total of $4.9 million, excluding excise tax, during the year ended December 31, 2025. These shares were

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
recorded to Treasury stock at cost in the Consolidated Balance Sheets, which includes $22.0 thousand of excise tax. This excise tax payable is included within Accrued expenses in the Consolidated Balance Sheets. As of December 31, 2025, we had $20.1 million available under the Share Repurchase Program.
Common Stock
During the year ended December 31, 2025, we repurchased 2,535,346 shares of common stock and issued 845,993 shares of common stock, net of shares withheld for taxes, related to RSUs that vested during 2025.
During the year ended December 31, 2024, we repurchased no shares of common stock and issued 530,206 shares of common stock, net of shares withheld for taxes, related to RSUs that vested during 2024.
As a result of these events, the outstanding common stock was 117,660,648 shares, net of treasury shares, as of December 31, 2025.
Note 7—Share-Based Compensation
2020 Stock Option and Incentive Plan (the “2020 Plan”)
The 2020 Plan, approved by Nebula’s stockholders on June 9, 2020, provides for the grant of stock options, stock appreciation rights, restricted stock units and other stock or cash-based awards. As of December 31, 2025, 22,845,466 shares were available for issuance under the 2020 Plan.
Share-based compensation expense recorded for each type of award and the related income tax benefits were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Time-based restricted stock units	$6,426	$7,771	$8,010
Performance-based restricted stock units	(894)	461	965
Stock options	1,511	445	517
Total share-based compensation expense	$7,043	$8,677	$9,492
Income tax benefit related to share-based compensation	$623	$743	$253
Time-Based Restricted Stock Units
RSUs represent the right to receive shares of common stock at the end of the vesting period in an amount equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services prior to the lapse of the restriction. The fair value used to calculate share-based compensation expense of such RSUs is determined using the closing price on the date of grant applied to the total number of shares that were anticipated to fully vest based on schedules as set forth in the respective award agreements, generally over four years.
The following table summarizes the RSU activity for the year end December 31, 2025:

	Time-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date
Outstanding as of December 31, 2024	2,798,939	$7.22
Granted	3,078,788	2.01
Vested	(1,194,697)	7.88
Forfeited	(1,199,169)	4.89
Outstanding as of December 31, 2025	3,483,861	$3.18

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
The total fair value of the RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $3.7 million, $4.7 million, and $4.2 million respectively.
Performance-Based Restricted Stock Units
During the years ended December 31, 2024 and 2023, PSUs were granted with a three-year performance period. The terms and conditions of the PSUs allow for vesting of the awards ranging between forfeiture and 200% of target. For PSUs outstanding, the vesting level is calculated based on the total stockholder return achieved during the performance period compared to the total stockholder return of a predetermined peer group.
The following table summarizes the PSU activity for the year ended December 31, 2025:

	Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Fair Value at Grant Date
Outstanding as of December 31, 2024	697,238	$7.62
Forfeited	(665,628)	7.70
Outstanding as of December 31, 2025	31,610	$5.99
The total fair value of the PSUs that vested during the year ended December 31, 2024 was $0.2 million. No PSUs vested during the years ended December 31, 2025 and 2023.
Stock Options
Our outstanding stock options vest, subject to the continued employment of the grantees, in equal annual installments over three or five years following the grant date. The contractual term for the exercisability of the stock options is ten years from the grant date. The following table summarizes the stock option activity for the year ended December 31, 2025:

	Stock Options
	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	122,965	$33.56	6.0
Granted	5,278,450	2.50
Expired	(27,834)	33.56
Forfeited	(114,379)	2.50
Outstanding as of December 31, 2025	5,259,202	$3.06	9.2
Vested and expected to vest at December 31, 2025	5,259,202	$3.06	9.2
Exercisable at December 31, 2025	95,131	$33.56	5.0
As of December 31, 2025, there was no aggregate intrinsic value related to stock options outstanding or exercisable.
Additional information regarding options follows (in thousands, except for per share amounts):

	Year Ended December 31,
	2025	2024	2023
Weighted-average grant date fair value per share of options granted during the period	$1.87	$—	$—
Aggregate intrinsic value of options exercised during the period	—	—	—
Aggregate fair value of options vested during the period	—	477.1	527.5

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Unrecognized Share-Based Compensation Expense
The following table reflects future compensation expense to be recorded for share-based compensation awards that were outstanding as of December 31, 2025:

	Unrecognized Expense	Weighted Average Amortization Period (Years)

	(in thousands)
Time-based restricted stock units	$8,174	2.7
Performance-based restricted stock units	69	1.0
Stock options	8,199	4.1
Total unrecognized share-based compensation expense	$16,442	3.4
Note 8—Net Income (Loss) Per Share
Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the applicable methods. The potentially dilutive common shares during the years ended December 31, 2025, 2024 and 2023 include unexercised stock options, unvested time-based restricted stock units and unvested performance-based restricted stock units whose performance conditions have been satisfied. The potentially dilutive common shares during the same periods did not include performance-based restricted stock units if the performance conditions of these awards have not been satisfied. The potentially dilutive common shares are included in the calculation of diluted net income (loss) per share only when their effect is dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(4,236)	$(135,010)	$22,070
Denominator
Weighted average common shares outstanding	118,603	119,180	120,827
Basic net income (loss) per share attributable to common stockholders	$(0.04)	$(1.13)	$0.18

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(4,236)	$(135,010)	$22,070
Denominator
Basic weighted average common shares outstanding	118,603	119,180	120,827
Dilutive effect of employee share awards outstanding	—	—	648
Diluted weighted average common shares outstanding	118,603	119,180	121,475
Diluted net income (loss) per share attributable to common stockholders	$(0.04)	$(1.13)	$0.18
The following potentially dilutive outstanding securities for the years ended December 31, 2025, 2024 and 2023 were excluded from the computation of diluted net income (loss) per share because their effect would have been

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
anti-dilutive for the periods presented, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Stock options	5,259	123	140
Time-based restricted stock units	3,484	2,799	281
Performance-based restricted stock units	32	697	425
Total	8,775	3,619	846
Note 9—Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our financial assets measured at fair value on a recurring basis were as follows:

	Total	Fair value measurement as of December 31, 2025
		Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$151,828	$151,828	$—	$—
Total	$151,828	$151,828	$—	$—

	Total	Fair value measurement as of December 31, 2024
		Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$238,198	$238,198	$—	$—
Total	$238,198	$238,198	$—	$—
The amounts reported in the Consolidated Balance Sheets as current assets or current liabilities, including Cash, Restricted cash, Accounts receivable, net, Other current assets, Accounts payable and Accrued expenses, each approximate their fair value due to the short-term maturities of the instruments.
The carrying amount of our debt approximates its fair value due to its variable interest rate. The fair value is determined using the Adjusted SOFR, plus an applicable spread, a Level 2 classification in the fair value hierarchy. Refer to Note 5 - Long-term Debt for the carrying amount of our debt.
Our accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers in or out of any level for the years ended December 31, 2025 and 2024.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Note 10—Commitments and Contingencies
Operating Leases
We have two real estate operating leases. One is associated with its corporate headquarters in Austin, Texas, which commenced on September 1, 2020 and expires on January 31, 2029, and the other is associated with additional office space in Irving, Texas, which commenced on August 19, 2024 and expires on January 31, 2030. Our lease agreements include lease term extension options, which were not included in the ROU asset and lease liability balances as of December 31, 2025. Both lease agreements contain lease and non-lease components that are accounted for as a single lease component.
For the years ended December 31, 2025, 2024 and 2023, we recorded the following lease expenses:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Operating lease expense	$1,080	$1,006	$953
Variable lease payments	401	322	401
Total lease expense	$1,481	$1,328	$1,354
Additional information related to our operating leases is as follows:

	Year Ended December 31,
	2025	2024	2023

	($ in thousands)
Operating cash outflows	$1,050	$927	$896
ROU assets obtained in exchange for new lease liabilities	—	594	—

Weighted average remaining lease term (in years)	3.3	4.2	5.1
Weighted average discount rate	8.2%	8.6%	7.7%
The current and non-current lease liabilities are reflected in Other current liabilities and Operating lease liabilities, respectively, on our Consolidated Balance Sheets, as follows:

	December 31,
	2025	2024

	(in thousands)
Other current liabilities	$897	$779
Operating lease liabilities	2,382	3,273
Total operating lease liability	$3,279	$4,052

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
The maturity of our operating lease liabilities as of December 31, 2025 is as follows:

(in thousands)
2026	$1,106
2027	1,142
2028	1,171
2029	241
2030	13
Thereafter	—
Total undiscounted liabilities	3,673
Less: Imputed interest	394
Present value of lease liabilities	$3,279
Purchase Commitments
We have entered into a non-cancellable minimum purchase commitment for third-party credit data services. The expected payments for the minimum purchase commitment at December 31, 2025 were as follows:

(in thousands)
2026	$2,000
2027	2,000
Total purchase commitments	$4,000
Contingencies
As of December 31, 2025, we were not involved in any claim, proceeding or litigation which may be deemed to have a material adverse effect that has not been recorded in our consolidated financial statements.
Note 11—Retirement Plan
We have a defined contribution plan (the “401(k) Plan”) for the benefit of all employees meeting certain eligibility criteria. Eligible employees may contribute to the 401(k) Plan subject to certain limitations. Under the provisions of the 401(k) Plan, we make a safe harbor non-elective contribution equal to 3% of each participant’s compensation and may make discretionary matching contributions, as well as profit-sharing contributions, as determined by management. We made no profit-sharing contributions during the years ended December 31, 2025, 2024 and 2023. We made safe harbor non-elective contributions of $1.0 million, $1.1 million and $0.9 million to the 401(k) Plan during the years ended December 31, 2025, 2024 and 2023, respectively.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Note 12—Income Taxes
Income Tax Expense (Benefit)

	Year Ended December 31,
	2025	2024	2023

	($ in thousands)
Income (loss) before income taxes
U.S.	$(5,369)	$(64,605)	$28,858

Current tax expense (benefit)
Federal	$(77)	$69	$10,091
State and local	(1,056)	223	1,682
Deferred tax expense (benefit)
Federal	—	57,037	(2,821)
State and local	—	13,076	(2,164)
Total income tax expense (benefit)	$(1,133)	$70,405	$6,788
Effective tax rate	21.1%	(109.0)%	23.5%
On July 4, 2025, new U.S. tax legislation was enacted which includes tax reform provisions that amend, eliminate and extend many of the tax rules under the 2017 Tax Cuts and Jobs Act. While the new legislation has not had a material impact on our results of operations, we will monitor developments and evaluate any potential future impacts.
We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements To Income Tax Disclosures on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual effective amount and rate for the year ended December 31, 2025:

	Year Ended December 31,
	2025

	($ in thousands)
Income tax expense (benefit) computed at the statutory rate	$(1,127)	21.0%
State and local income taxes, net of federal income tax effect	31	(0.6)
Nontaxable and nondeductible items:
Officer's compensation limitation under 162(m)	361	(6.7)
Share-based compensation	1,189	(22.1)
Meals and entertainment limitations	57	(1.2)
Change in federal valuation allowance	(595)	11.1
Change in unrecognized tax benefits	(1,104)	20.6
Other adjustments	55	(1.0)
Total income tax expense (benefit)	$(1,133)	21.1%

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual effective income tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Income tax expense (benefit) computed at the statutory rate	21.0%	21.0%
State income taxes	4.5	—
Officer’s compensation limitation under 162(m)	(1.3)	2.5
Share-based compensation	(0.7)	1.1
Valuation allowance	(133.2)	—
Other, net	0.7	(1.1)
Effective tax rate	(109.0)%	23.5%
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024

	(in thousands)
Deferred tax assets
Amortizable intangible assets	$60,359	$68,262
Net operating losses	14,943	6,492
Excess profit share receipts	11,278	11,692
Accrued expenses	1,584	1,332
Operating lease liabilities	798	996
Other	425	373
Total deferred tax assets	89,387	89,147
Valuation allowance	(84,390)	(86,050)
Total deferred tax assets, net of valuation allowance	4,997	3,097
Deferred tax liabilities
Contract assets	(4,064)	(1,997)
Operating lease right-of-use assets	(745)	(953)
Property and equipment	(188)	(147)
Total deferred tax liabilities	(4,997)	(3,097)
Deferred tax asset, net	$—	$—
We establish a valuation allowance when it is more likely than not that our deferred tax assets will not be realized. As of December 31, 2025, given the magnitude of our cumulative pre-tax losses, we continue to maintain a full valuation allowance as we believe it is more likely than not that our net deferred tax assets will not be realized. We will continue to maintain a valuation allowance until there is sufficient evidence to support the reversal of all or some portion of these allowances. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability we are able to achieve.
As of December 31, 2025 and 2024, we had net operating loss (“NOL”) carry forwards for U.S. federal income tax purposes of approximately $61.9 million and $26.5 million, respectively, which will be available to offset future U.S. federal taxable income and do not expire. As of December 31, 2025 and 2024, we had NOL carry forwards for U.S. state income tax purposes of approximately $36.7 million and $15.9 million, respectively, which will be available to offset future state taxable income and will begin to expire in various dates starting in 2039. At December 31, 2025, it is more likely than not that the benefit from federal and state NOL carryforwards will not be realized.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
Unrecognized Tax Benefits
The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Balance, beginning of year	$4,710	$3,968	$3,935
Increases for tax positions related to the current year	—	68	109
Increases for tax positions related to prior years	130	674	397
Decreases for tax positions related to prior years	(342)	—	(473)
Reductions due to lapsed statute of limitations	(908)	—	—
Balance, end of year	$3,590	$4,710	$3,968
At December 31, 2025 and 2024, there are $3.5 million and $4.6 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
At December 31, 2025 and 2024, we have accrued interest and penalties related to unrecognized tax benefits of approximately $0.4 million and $0.6 million, respectively.
As of December 31, 2025, the liability for unrecognized tax benefits includes certain tax uncertainties related to tax positions in various state jurisdictions and research tax credits. We believe it is not reasonably possible that the unrecognized tax benefits will significantly change during the next twelve months.
We file federal and state income tax returns with varying statutes of limitations. The 2022 through 2025 tax years generally remain open and subject to examination by federal tax authorities. The 2021 through 2025 tax years generally remain open and subject to examination by the state tax authorities.
Income Taxes Paid (Refunded)
The following table presents income taxes paid, net of refunds received for the year ended December 31, 2025:

Year Ended December 31,
2025
(in thousands)
State taxes:
Illinois	$(1,449)
New Jersey	(396)
Other	(363)
Income tax paid (refunded), net	$(2,208)
Note 13—Segment Reporting
We have evaluated how we are organized and managed and have identified one operating segment. During the year ended December 31, 2025, our chief operating decision maker was the Chief Executive Officer (the "CODM"). The CODM manages the business as a multi-service provider of lending enablement and risk analytics to automotive lenders, coupled with real-time underwriting of loan default insurance and claim administration services. The CODM reviews financial information including operating results and assets on a consolidated basis, accompanied by disaggregated information about our revenue. For information about how we derive revenue, as well as our accounting policies, refer to Note 2—Summary of Significant Accounting and Reporting Policies. All of our operations and assets are in the U.S., and all of our revenues are attributable to U.S. customers.
The CODM uses multiple measures of performance including consolidated net income to assess performance, evaluate cost optimization, and allocate financial, capital and personnel resources. These measures are used in the annual operating plan and forecasting process as well as ongoing decisions driven by the monthly reviews of the plan versus actual results. The measure of segment assets is reported on our Consolidated Balance Sheets as total consolidated assets.

OPEN LENDING CORPORATION
Notes to Consolidated Financial Statements
The following table sets forth significant expense categories and other specified amounts included in consolidated net income that are reviewed by the CODM, or are otherwise regularly provided to the CODM, for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Revenue
Program fees	$54,340	$57,040	$64,092
Profit share	29,362	(43,123)	43,301
Claims administration and other service fees	9,515	10,107	10,067
Total revenue	93,217	24,024	117,460
Cost of services
Partner commissions	9,486	9,482	10,732
Employee compensation and benefits	5,380	8,371	7,520
Amortization	1,150	604	77
Share-based compensation	433	624	684
Other cost of services(1)	5,106	4,774	3,269
Total cost of services	21,555	23,855	22,282
Gross profit	71,662	169	95,178
Operating expenses
Employee compensation and benefits	39,032	33,661	30,719
Professional fees	7,482	9,127	8,468
Share-based compensation	6,610	8,053	8,808
IT services	3,909	4,357	4,149
Depreciation and amortization	1,260	1,070	1,082
Other(2)	18,375	9,279	12,877
Total operating expenses	76,668	65,547	66,103
Operating income (loss)	(5,006)	(65,378)	29,075
Other income (expense)
Interest expense	(9,662)	(11,317)	(10,661)
Interest income	9,317	12,090	10,335
Other income (expense), net	(18)	—	109
Total other expense, net	(363)	773	(217)
Income (loss) before income taxes	(5,369)	(64,605)	28,858
Income tax expense (benefit)	(1,133)	70,405	6,788
Net income (loss)	$(4,236)	$(135,010)	$22,070
(1) Other cost of services primarily consists of costs incurred to third party partners for partner commissions, fees paid for actuarial services, fees for integration with the loan origination system of automotive lenders and fees paid to credit bureaus and data service providers.
(2) Other operating expenses includes marketing expenses, insurance expenses, travel expenses, meals and entertainment expenses, facilities expenses and business development expenses. In addition, the year ended December 31, 2025 includes a one-time payment of $11.0 million made in connection with the Allied Amendment.

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
Management, with the participation of our principal executive and principal financial and accounting officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
This Annual Report does not include an attestation report of our independent registered public accounting firm on the Company’s internal control over financial reporting. As a non-accelerated filer and smaller reporting company, management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this Annual Report on Form 10-K.
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

Item 9B. Other Information.
Insider Trading Arrangements
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is set forth under the captions “Board of Directors and Corporate Governance,” and “Executive Officers” in the 2026 Proxy Statement.
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
Item 11. Executive Compensation.
The information required by this item is set forth under the caption “Executive Compensation” in the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is set forth under the caption “Certain Relationships and Related Person Transactions” in the 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this item is set forth under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a) The following documents are filed as part of this report.
(1) Financial Statements
Our consolidated financial statements are included in Part II, Item 8 of this Annual Report.
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

10.4	2020 Stock Option and Incentive Plan(incorporated by reference to Annex E of Nebula Acquisition Corp.’s Registration Statement on Form S-4 (Reg. No. 333-237264), filed with the SEC on May 20, 2020).

10.5
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to Open Lending Corporation’s Registration Statement on Form S-8 (Reg. No. 333-250999), filed with the SEC on November 27, 2020).

10.6
Form of Restricted Stock Unit Award Agreement under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to Open Lending Corporation’s Registration Statement on Form S-8 (Reg. No. 333-250999), filed with the SEC on November 27, 2020).

10.7
Form of Incentive Stock Option Agreement under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to Open Lending Corporation’s Registration Statement on Form S-8 (Reg. No. 333-250999), filed with the SEC on November 27, 2020).

10.8
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to Open Lending Corporation’s Registration Statement on Form S-8 (Reg. No. 333-250999), filed with the SEC on November 27, 2020).

10.9
Form of Non-Qualified Stock Option Agreement for Company Employees under the 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to Open Lending Corporation’s Registration Statement on Form S-8 (Reg. No. 333-250999), filed with the SEC on November 27, 2020).

10.10	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.11	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Open Lending Corporation’s Current Report on Form 8-K filed June 15, 2020).

10.12
Employment Agreement by and between the Company and Charles D. Jehl, dated August 28, 2020 (incorporated by reference to Exhibit 10.3 to Open Lending Corporation’s Current Report on Form 8-K filed August 31, 2020).

10.13
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

10.15
Amended and Restated Employment Agreement by and between Open Lending Corporation and Charles D. Jehl, dated September 11, 2024 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed September 12, 2024).

10.16
Transition Services Agreement by and between the Company and Charles D. Jehl, dated March 31, 2025 (incorporated by reference to Exhibit 10.2 to Open Lending Corporation’s Current Report on Form 8-K filed March 31, 2025).

10.17
Employment Agreement by and between Open Lending Corporation and Jessica Buss, dated March 31, 2025 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed March 31, 2025).

10.18
Offer Letter by and between Open Lending Corporation and Michelle Glasl, dated March 31, 2025 (incorporated by reference to Exhibit 10.3 to Open Lending Corporation’s Current Report on Form 8-K filed March 31, 2025).

10.19
Employment Agreement by and between Open Lending Corporation and Massimo Monaco, dated July 21, 2025 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed July 24, 2025).

10.20
Offer Letter by and between the Company and Ben Massey, dated October 6, 2025 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed October 7, 2025).

10.21
Separation Agreement by and between the Company and Matthew R. Roe, dated December 2, 2025 (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed December 5, 2025).

10.22	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to Open Lending Corporation's Current Report on Form 8-K filed November 12, 2020).

10.23	Third Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.15 to Open Lending Corporation’s Annual Report on Form 10-K filed March 31, 2025).

10.24*	Executive Severance and Change in Control Policy.

10.25
Cooperation Agreement, dated as of March 6, 2026, by and among Open Lending Corporation, Palogic Value Management, L.P., Palogic Value Fund, L.P. and Palogic Capital Management, LLC (incorporated by reference to Exhibit 10.1 to Open Lending Corporation’s Current Report on Form 8-K filed March 6, 2026).

21.1*	List of Significant Subsidiaries.

23.1*	Consent of Ernst & Young, LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

97.1	Open Lending Corporation Clawback Policy (incorporated by reference to Exhibit 97.1 to Open Lending Corporation’s Annual Report on Form 10-K filed February 28, 2024).

101*	The following materials from Open Lending Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

OPEN LENDING CORPORATION
/s/ Jessica Buss
Jessica Buss
March 12, 2026	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jessica Buss	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2026
Jessica Buss

/s/ Massimo Monaco	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2026
Massimo Monaco

/s/ Abhijit Chaudhary	Director	March 12, 2026
Abhijit Chaudhary

/s/ Eric A. Feldstein	Director	March 12, 2026
Eric A. Feldstein

/s/ Blair J. Greenberg	Director	March 12, 2026
Blair J. Greenberg

/s/ Todd Hart	Director	March 12, 2026
Todd Hart

/s/ Thomas K. Hegge	Director	March 12, 2026
Thomas K. Hegge

/s/ Charles D. Jehl	Director	March 12, 2026
Charles D. Jehl