Form 10-Q
period 2026-03-31
Open Lending Corp
filed 2026-05-08
CIK 1806201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2026, the registrant had 118,217,082 shares of common stock, $0.01 par value per share, outstanding.

OPEN LENDING CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements

OPEN LENDING CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$173,308	$176,614
Restricted cash	11,643	11,604
Accounts receivable, net	4,754	3,653
Current contract assets, net	21,561	22,186
Income tax receivable	1,003	3,214
Other current assets	5,859	5,416
Total current assets	218,128	222,687
Property and equipment, net	399	458
Capitalized software development costs, net	3,816	4,046
Operating lease right-of-use assets, net	2,850	3,063
Contract assets	2,381	2,893
Other assets	3,513	3,532
Total assets	$231,087	$236,679
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$543	$446
Accrued expenses	5,960	8,699
Current portion of debt	7,500	7,500
Third-party claims administration liability	11,677	11,706
Current portion of excess profit share receipts	20,506	18,672
Other current liabilities	2,951	2,235
Total current liabilities	49,137	49,258
Long-term debt, net of deferred financing costs	75,444	77,266
Operating lease liabilities	2,133	2,382
Excess profit share receipts	24,767	27,574
Other liabilities	4,291	5,239
Total liabilities	155,772	161,719
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized, 128,198,185 shares issued and 118,217,082 shares outstanding as of March 31, 2026 and 128,198,185 shares issued and 117,660,648 shares outstanding as of December 31, 2025	1,282	1,282
Additional paid-in capital	491,954	497,663
Accumulated deficit	(333,455)	(332,995)
Treasury stock at cost, 9,981,103 shares at March 31, 2026 and 10,537,537 shares at December 31, 2025	(84,466)	(90,990)
Total stockholders’ equity	75,315	74,960
Total liabilities and stockholders’ equity	$231,087	$236,679
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue
Program fees	$11,374	$15,210
Profit share	6,950	6,730
Claims administration and other service fees	2,167	2,453
Total revenue	20,491	24,393
Cost of services	4,854	6,084
Gross profit	15,637	18,309
Operating expenses
General and administrative	11,585	10,898
Selling and marketing	2,918	4,382
Research and development	1,767	2,267
Total operating expenses	16,270	17,547
Operating income (loss)	(633)	762
Interest expense	(1,329)	(2,589)
Interest income	1,492	2,500
Income (loss) before income taxes	(470)	673
Income tax expense (benefit)	(10)	56
Net income (loss)	$(460)	$617
Net income (loss) per common share
Basic	$—	$0.01
Diluted	$—	$0.01
Weighted average common shares outstanding
Basic	117,778	119,451
Diluted	117,778	119,629
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2025	128,198	$1,282	$497,663	$(332,995)	(10,538)	$(90,990)	$74,960
Share-based compensation	—	—	1,154	—	—	—	1,154
Restricted stock units issued, net of shares withheld for taxes	—	—	(6,863)	—	557	6,524	(339)
Net loss	—	—	—	(460)	—	—	(460)
Balance as of March 31, 2026	128,198	$1,282	$491,954	$(333,455)	(9,981)	$(84,466)	$75,315

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Shares	Amount	Amount
Balance as of December 31, 2024	128,198	$1,282	$502,664	$(328,759)	(8,848)	$(97,100)	$78,087
Share-based compensation	—	—	1,883	—	—	—	1,883
Restricted stock units issued, net of shares withheld for taxes	—	—	(6,663)	—	433	5,905	(758)
Net income	—	—	—	617	—	—	617
Balance as of March 31, 2025	128,198	$1,282	$497,884	$(328,142)	(8,415)	$(91,195)	$79,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN LENDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(460)	$617
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	1,131	1,846
Depreciation and amortization	656	544
Amortization of deferred financing cost	70	103
Non-cash operating lease cost	213	198
Other	34	144
Changes in operating assets and liabilities:
Accounts receivable, net	(1,104)	(495)
Contract assets, net	1,131	(14,778)
Excess profit share receipts	(972)	9,000
Other current and non-current assets	(465)	70
Accounts payable	97	(600)
Accrued expenses	(2,785)	2,454
Income tax receivable, net	2,203	39
Operating lease liabilities	(218)	(185)
Third-party claims administration liability	(29)	(137)
Other current and non-current liabilities	(266)	(2,658)
Net cash used in operating activities	(764)	(3,838)
Cash flows from investing activities
Purchase of property and equipment	—	(45)
Capitalized software development costs	(289)	(561)
Net cash used in investing activities	(289)	(606)
Cash flows from financing activities
Payments on term loans	(1,875)	(1,875)
Shares withheld for taxes related to restricted stock units	(339)	(758)
Net cash used in financing activities	(2,214)	(2,633)
Net change in cash and cash equivalents and restricted cash	(3,267)	(7,077)
Cash and cash equivalents and restricted cash at the beginning of the period	188,218	253,924
Cash and cash equivalents and restricted cash at the end of the period	$184,951	$246,847
Supplemental disclosure of cash flow information:
Interest paid	$1,263	$2,489
Income tax paid (refunded), net	(2,213)	16
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. We believe the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
The interim data includes all normal adjustments that are, in our opinion, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of our operating results for any other interim period or the entire fiscal year ending December 31, 2026.
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

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Profit share
New certified loan originations	$7,652	$7,679
Change in estimated revenues	(702)	(949)
Total profit share revenue	$6,950	$6,730
Share Repurchase Program Extension
On April 30, 2026, the Board of Directors increased the maximum aggregate amount of our previously authorized share repurchase program allowing the Company to repurchase shares of the Company’s outstanding common stock (the “Share Repurchase Program”) from $25.0 million to $50.0 million and extended the expiration date of the Share Repurchase Program from May 1, 2026 to May 1, 2027. Repurchases may be made at management’s discretion from time to time on the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time. As of March 31, 2026, we had $20.1 million available under the Share Repurchase Program.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new disclosures, in

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
a separate note to financial statements, of specified information about certain costs and expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We believe this ASU will have no impact on our consolidated financial statements but will result in additional disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the accounting for the internal-use software costs. The update removes all references to software development project stages and requires the capitalization of internal-use software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and function as intended. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods and permits prospective, modified prospective, or retrospective adoption. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.
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

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract assets balances for the period indicated below were as follows:

	Contract Assets
	Profit Share	Program Fees	Claims Administration and Other Service Fees	Total

	(in thousands)
Ending balance as of December 31, 2025	$20,981	$2,468	$1,630	$25,079
Increase of contract assets due to new business generation	7,652	11,333	2,167	21,152
Change in estimates of revenue from performance obligations satisfied in previous periods	(132)	—	—	(132)
Payables (receivables) transferred from contract assets	131	(11,643)	—	(11,512)
Payments received from insurance carriers	(6,808)	—	(2,287)	(9,095)
Realized losses reducing profit share payments received (1)	(3,257)	—	—	(3,257)
Transfer from excess profit share receipts liability	1,714	—	—	1,714
Provision for expected credit losses	(7)	—	—	(7)
Ending balance as of March 31, 2026	$20,274	$2,158	$1,510	$23,942
(1) Represents the deemed gross payment that would have been received for historic vintages in a contract asset position if not reduced by the realization of accrued losses on historic vintages in an excess profit share receipts liability position. The $3.3 million of realization of losses reduced the contract assets as payment will not be received and reduced the excess profit share receipts liability as discussed below.
Excess Profit Share Receipts Liability
When profit share cash consideration received is in excess of the expected profit share consideration at the loan level, the amount of excess funds and the forecasted losses are recorded as an excess profit share receipts liability. The excess profit share receipts liability is based on the current forecast of future losses of the active loan portfolio and will be impacted by future changes in estimates related to profit share revenue. There is generally no contractual obligation to return the excess funds while an insurance partner is actively participating in our profit share program; however, future expected profit share cash flows may be reduced. When cash payments received from our insurance partners related to our profit share contract assets are reduced due to the realization of accrued losses, the excess profit share receipts liability and contract asset are both reduced.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The excess profit share receipts liability balance for the period indicated below was as follows:

Profit Share
(in thousands)
Ending balance as of December 31, 2025	$46,246
Change in estimates of revenue from performance obligations satisfied in previous periods	570
Realization of losses reducing payments received, net of payments received from insurance carriers(1)	(3,257)
Transfer from contract asset	1,714
Ending balance as of March 31, 2026	$45,273
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
Note 4—Long-term Debt
The following table provides a summary of our debt as of the periods indicated:

	March 31, 2026	December 31, 2025

	(in thousands)
Term Loan due 2027	$83,250	$85,125
Revolving credit facility	—	—
Less: unamortized deferred financing costs	(306)	(359)
Total debt	82,944	84,766
Less: current portion of debt	(7,500)	(7,500)
Total long-term debt, net of deferred financing costs	$75,444	$77,266
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
As of March 31, 2026, the Term Loan due 2027 and the Revolving Credit Facility were both subject to an Adjusted SOFR rate of 3.800% plus a spread of 1.625% per annum. Commitment fees were accrued at 0.150% under the

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revolving Credit Facility’s unused commitment balance of $150 million as of March 31, 2026. As of March 31, 2026 and December 31, 2025, the effective interest rate on the outstanding borrowings was 5.679% and 6.224%, respectively.
Unamortized deferred financing costs related to the Term Loan due 2027 and the Revolving Credit Facility were $0.3 million and $0.1 million, respectively, as of March 31, 2026.
The obligations under the Credit Agreement are guaranteed by our U.S. subsidiaries and are secured by substantially all of our assets and our U.S. subsidiaries, subject to customary exceptions. The Credit Agreement contains a maximum total net leverage ratio financial covenant and a minimum fixed charge coverage ratio financial covenant, which are tested quarterly. The maximum total net leverage ratio is 3.0:1 and the minimum fixed charge coverage ratio is 1.25:1. As of March 31, 2026, we were in compliance with all required covenants under the Credit Agreement.
Note 5—Income Taxes
We compute our interim provision for income taxes by applying the estimated annual effective tax rate to year-to-date income (loss) before income tax and adjust the provision for discrete tax items recorded in the period (“annual effective tax rate method”). The interim provision for income taxes and estimated annual effective tax rate are subject to volatility due to several factors, including changes in our earnings, changes to our valuation allowance, material discrete tax items and the effects of tax law changes.
For the three months ended March 31, 2026, we recognized an insignificant income tax benefit, resulting in an effective tax rate of 2.1%, as compared to income tax expense of $0.1 million and an effective tax rate of 8.3%, for the three months ended March 31, 2025. The decrease in the effective tax rate for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to the impact of the loss before income taxes for the current period.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6—Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(460)	$617
Denominator
Weighted average common shares outstanding	117,778	119,451
Basic net income (loss) per share attributable to common stockholders	$—	$0.01

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(460)	$617
Denominator
Basic weighted average common shares outstanding	117,778	119,451
Dilutive effect of employee share awards outstanding	—	178
Diluted weighted average common shares outstanding	117,778	119,629
Diluted net income (loss) per share attributable to common stockholders	$—	$0.01
The following potentially dilutive outstanding securities for the three months ended March 31, 2026 and 2025 were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions that were not satisfied by the end of the periods:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Stock options	3,553	123
Time-based restricted stock units	4,348	579
Performance-based restricted stock units	32	116
Total	7,933	818
Note 7—Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets measured at fair value on a recurring basis were as follows:

	Total	Fair value measurement as of March 31, 2026
		Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$153,164	$153,164	$—	$—
Total	$153,164	$153,164	$—	$—

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Total	Fair value measurement as of December 31, 2025
		Level 1	Level 2	Level 3

	(in thousands)
Cash equivalents:
Money market funds	$151,828	$151,828	$—	—
Total	$151,828	$151,828	$—	$—
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
Our accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the periods ended March 31, 2026 and December 31, 2025.
Note 8—Segment Reporting
We operate as one operating segment. The following table sets forth significant expense categories and other specified amounts included in consolidated net income (loss) that are reviewed by the chief operating decision maker (“CODM”), or are otherwise regularly provided to the CODM, for the three months ended March 31, 2026 and 2025.

OPEN LENDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue
Program fees	$11,374	$15,210
Profit share	6,950	6,730
Claims administration and other service fees	2,167	2,453
Total revenue	20,491	24,393
Cost of services
Employee compensation and benefits	1,061	1,526
Partner commissions	2,090	2,604
Stock-based compensation	69	102
Amortization	358	213
Other cost of services(1)	1,276	1,639
Total cost of services	4,854	6,084
Gross profit	15,637	18,309
Operating expenses
Employee compensation and benefits	9,041	10,471
Stock-based compensation	1,062	1,744
Professional fees	2,509	2,298
IT services	1,089	980
Depreciation and amortization	298	331
Other(2)	2,271	1,723
Total operating expenses	16,270	17,547
Operating income (loss)	(633)	762
Other income (expense)
Interest expense	(1,329)	(2,589)
Interest income	1,492	2,500
Total other income (expense), net	163	(89)
Income (loss) before income taxes	(470)	673
Income tax expense (benefit)	(10)	56
Net income (loss)	$(460)	$617
(1) Other cost of services primarily consists of fees paid for actuarial services, fees for integration with the loan origination system of automotive lenders and fees paid to credit bureaus and data service providers.
(2) Other operating expenses includes other non-recurring expenses, marketing expenses, insurance expenses, travel expenses, meals and entertainment expenses, facilities expenses and business development expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Open Lending Corporation’s unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors” in our Annual Report and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to mean the business and operations of Open Lending Corporation and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report may include, but are not limited to, statements about:
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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. Accordingly, you should not place undue reliance on any forward-looking statements which are not guarantees of future results.
All forward-looking statements are based on information and estimates available to us at the time of this Quarterly Report. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as may be required by law.
Business Overview
We are a leading provider of lending enablement and risk analytics to credit unions, regional banks, finance companies and the captive finance companies of automakers. Through our flagship product, LPP, our customers, collectively referred to herein as automotive lenders or lenders, make automotive consumer loans to underserved near-prime and non-prime borrowers by harnessing our risk-based interest rate pricing models, powered by our proprietary data and real-time underwriting of automotive loan default insurance coverage from insurers. Since our inception in 2000, we have facilitated over one million automotive loans through LPP, representing over $28.5 billion in originations, and we have accumulated approximately 25 years of proprietary data and developed over two million unique risk profiles. We currently serve 447 active lenders.

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
We facilitated 21,064 certified loans during the three months ended March 31, 2026, as compared to 27,638 certified loans during the three months ended March 31, 2025.
Total revenue was $20.5 million for the three months ended March 31, 2026, as compared to $24.4 million during the three months ended March 31, 2025.
Operating loss was $0.6 million for the three months ended March 31, 2026, as compared to operating income of $0.8 million in the three months ended March 31, 2025.
Net loss was $0.5 million for the three months ended March 31, 2026, as compared to net income of $0.6 million for the three months ended March 31, 2025.
Key Performance Measures
We review several key performance measures to evaluate business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to our investors and counterparties because such metrics are used to measure and model the performance of companies with recurring revenue streams.

The following table sets forth key performance measures for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Certified loans
Credit unions and banks	19,000	24,215
OEM	2,064	3,423
Total certified loans	21,064	27,638

Unit economics
Average program fees per certified loan	$538	$550
Average profit share revenue per certified loan	$363	$278

Originations
Value of insured loans facilitated (in thousands)	$618,369	$782,901
Average loan size per certified loan	$29,357	$28,327

Active lenders
Number of contracts signed with automotive lenders	15	18
Number of active lenders at end of period	447	443
(1) Active lenders is defined as lenders who certify at least one loan during the preceding 12 months. This number includes 3 and 11 new lenders during the three months ended March 31, 2026 and 2025, respectively, using LPP to certify loans for the first time.
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
Earned Premium
We earn a monthly claims administration service fee, which is calculated by our insurance partners as 3% of the monthly net insurance earned premium collected over the life of the underlying loan. We define “earned premium” as the total insurance premium earned by insurers in a given period. Earned premiums were $72.7 million and $81.8 million for the three months ended March 31, 2026 and 2025, respectively.
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
In addition, to a lesser extent, program fees include fees paid by automotive lenders for the use of ApexOne Auto. ApexOne Auto is typically offered as a subscription for a committed contractual amount of monthly usage based on volume of loan applications processed, and the subscription-based fees are recognized as revenue ratably over the subscription term. To the extent that a customer’s usage exceeds the committed contracted amounts, the customer is billed for its incremental usage on a monthly basis. Program fee revenue related to ApexOne Auto was insignificant for the three months ended March 31, 2026.
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
Claims Administration Service Fees. Claims administration service fees are paid to us by third-party insurance partners for credit default insurance claims adjudication services performed by our subsidiary, Insurance

Administrative Services, LLC, on our insured servicing portfolio. The administration fee is equal to 3% of the monthly insurance earned premium for as long as the LPP certified loan remains outstanding.
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
Comparison of Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	($ in thousands)
Program fees	$11,374	$15,210	$(3,836)	(25)%

Profit share
New certified loan originations	7,652	7,679	(27)	—%
Change in estimated revenues	(702)	(949)	247	(26)%
Total profit share	6,950	6,730	220	3%

Claims administration and other service fees	2,167	2,453	(286)	(12)%
Total revenue	$20,491	$24,393	$(3,902)	(16)%
Total revenue for the three months ended March 31, 2026 decreased by $3.9 million, or 16%, primarily driven by a $3.8 million decrease in program fee revenue as compared to the three months ended March 31, 2025.

Program Fees. Program fees revenue decreased by $3.8 million, or 25%, primarily driven by a 24% decrease in certified loan volume and a 2% decrease in unit economics per certified loan.
Profit Share. Profit share revenue increased by $0.2 million, or 3%, primarily due to a $0.2 million, or 26%, decrease in the negative change in estimate adjustment during the period.
During the three months ended March 31, 2026, we recorded $7.7 million in anticipated profit share associated with 21,064 new certified loans for an average of $363 per loan, as compared to $7.7 million in anticipated profit share associated with 27,638 certified loans for an average of $278 per loan during the three months ended March 31, 2025. The increase in the average revenue per loan was due to an increase in expected future profit share consideration to be received from our insurance partners on the loans certified during the period based on current estimates of loan default rates, prepayment rates and severity of losses.
In addition, during the three months ended March 31, 2026, we recorded a decrease in estimated profit share revenue of $0.7 million for changes in estimates of variable consideration related to performance obligations satisfied in previous periods, or historic vintages, primarily as a result of forecast assumption changes due to higher than anticipated loan default rates. During the three months ended March 31, 2025, we recorded a decrease of $0.9 million in profit share revenue for changes in estimates of variable consideration of historic vintages primarily due to higher than anticipated loan defaults, partially offset by lower than anticipated prepayment rates and severity of losses.
Claims Administration and Other Service Fees. Revenue from claims administration and other service fees, which primarily represents 3% of our insurance partners’ earned premium, decreased by $0.3 million, or 12%, due to a decrease in total earned premiums.
Cost of Services, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	($ in thousands)
Total revenue	$20,491	$24,393	$(3,902)	(16)%
Cost of services	4,854	6,084	(1,230)	(20)%
Gross profit	$15,637	$18,309	$(2,672)	(15)%
Gross margin	76%	75%		1%
Cost of Services. Cost of services decreased $1.2 million, or 20%, primarily due to decreases in employee compensation and benefit costs of $0.5 million, partner commissions of $0.5 million and fees paid to data service providers of $0.1 million.
Gross Profit. Gross profit decreased by $2.7 million, or 15%, primarily driven by a decrease in program fee revenue, partially offset by a decrease in cost of services as discussed above.
Operating Expenses, Operating Income (Loss) and Operating Margin

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	($ in thousands)
Operating expenses
General and administrative	$11,585	$10,898	$687	6%
Selling and marketing	2,918	4,382	(1,464)	(33)%
Research and development	1,767	2,267	(500)	(22)%
Total operating expenses	16,270	17,547	(1,277)	(7)%
Operating income (loss)	$(633)	$762	$(1,395)	(183)%
Operating margin	(3)%	3%		(6)%
General and Administrative. General and administrative expenses increased by $0.7 million, or 6%, primarily driven by non-recurring legal fees of $0.8 million and increases in other professional fees of $0.2 million, partially offset by a $0.5 million decrease in employee compensation and benefit costs primarily due to a reduction in severance expenses.
Selling and Marketing. Selling and marketing expenses decreased $1.5 million, or 33%, primarily due to decreases in employee compensation and benefit costs of $1.1 million, business development and marketing expenses of $0.2 million and travel, meals and entertainment expenses of $0.1 million.
Research and Development. Research and development expenses decreased by $0.5 million, or 22%, primarily due to a decrease in employee compensation and benefit costs.
Operating Income (Loss). Operating income decreased by $1.4 million, primarily driven by a decrease in total revenue, partially offset by decreases in cost of services and operating expenses as discussed above.
Interest Expense and Interest Income

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	($ in thousands)
Interest expense	$(1,329)	$(2,589)	$1,260	(49)%
Interest income	1,492	2,500	(1,008)	(40)%
Interest Expense. Interest expense decreased $1.3 million, or 49%, as a result of lower borrowing costs primarily due to a reduction in our principal balance during the period.
Interest Income. Interest income decreased $1.0 million, or 40%, primarily due to a decrease in interest earned on our cash equivalents.
Income Taxes

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	($ in thousands)
Income (loss) before income taxes	$(470)	$673	$(1,143)	(170)%
Income tax expense (benefit)	(10)	56	(66)	(118)%
Effective tax rate	2.1%	8.3%		(6.2)%
Income Tax Expense (Benefit). Income tax expense decreased $0.1 million, primarily due to the impact of the loss before income taxes for the current period.
Liquidity and Capital Resources
Cash Flow and Liquidity Analysis
We assess liquidity primarily in terms of our ability to generate cash to fund operating and investing activities. A portion of our cash from operating activities is derived from our profit share arrangements with our insurance partners, which are subject to judgments and forecast model assumptions and is, therefore, subject to variability. Changes in these assumptions have resulted in negative impacts to our estimated profit share revenues and related cash flows, and may continue to adversely affect our future expected cash flows. Despite this uncertainty, we believe that our existing cash resources and the Revolving Credit Facility will provide sufficient liquidity to fund our working capital needs for the next 12 months and the foreseeable future thereafter. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions.

The following table provides a summary of cash flow data:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(764)	$(3,838)
Net cash used in investing activities	(289)	(606)
Net cash used in financing activities	(2,214)	(2,633)
Cash Flows from Operating Activities
Our cash flows provided by (used in) operating activities reflect net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities.
The following table summarizes the adjustments in the operating activities in the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net income (loss)	$(460)	$617
Non-cash adjustments	2,104	2,835
Change in contract assets	1,131	(14,778)
Change in excess profit share receipts	(972)	9,000
Change in other assets and liabilities	(2,567)	(1,512)
Net cash used in operating activities	$(764)	$(3,838)
For the three months ended March 31, 2026, net cash used in operating activities decreased by $3.1 million, primarily attributable to a $2.2 million increase in income tax refunds received during the period, increased cash collections of $1.4 million, and a $1.2 million reduction in interest expense paid. The decrease in cash used in operating activities was partially offset by a $1.0 million decrease in interest income received and $0.8 million increase in cash payments related to cost of services and operating expenses.
Cash Flows from Investing Activities
For the three months ended March 31, 2026 and 2025, net cash used in investing activities was $0.3 million and $0.6 million, respectively, primarily related to capitalized software development costs related to our cloud-based solution and other software developed for internal use.
Cash Flows from Financing Activities
Our cash flows used in financing activities primarily consist of payments of debt and share repurchases, and shares withheld to satisfy payroll tax withholding requirements associated with the vesting of restricted stock awards.
For the three months ended March 31, 2026, net cash used in financing activities was $2.2 million and includes a $1.9 million principal payment on our Term Loan due 2027 and $0.3 million for shares withheld for payroll taxes associated with the vesting of restricted stock awards.
For the three months ended March 31, 2025, net cash used in financing activities was $2.6 million and included a $1.9 million principal payment on our Term Loan due 2027 and $0.8 million for shares withheld for payroll taxes associated with the vesting of restricted stock awards.
Debt
As of March 31, 2026, we had no amounts outstanding under the Revolving Credit Facility and $82.9 million outstanding under our Term Loan due 2027. Refer to Note 4—Long-term Debt in the Notes to Condensed Consolidated Financial Statements for further discussion.

Share Repurchase Program Extension
On April 30, 2026, the Board of Directors increased the maximum aggregate amount of the Share Repurchase Program from $25.0 million to $50.0 million and extended the expiration date from May 1, 2026 to May 1, 2027. Repurchases may be made at management’s discretion from time to time on the open market. The Share Repurchase Program may be suspended, amended, or discontinued at any time. As of March 31, 2026, we had $20.1 million available under the Share Repurchase Program.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures used by management to evaluate our operating performance, generate future operating plans and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. In addition, we these measures further provide useful analysis of period-to-period comparisons of our business, as they exclude the effect of certain non-cash items and certain variable charges.
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
The following table presents a reconciliation of GAAP net income (loss) to Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA	Three Months Ended March 31,
	2026	2025
	(in thousands, except margin data)
Net income (loss)	$(460)	$617
Non-GAAP adjustments:
Interest (income) expense, net	(163)	89
Income tax expense (benefit)	(10)	56
Depreciation and amortization expense	656	544
Share-based compensation	1,131	1,846
Other non-recurring expense	822	—
Total adjustments	2,436	2,535
Adjusted EBITDA	$1,976	$3,152
Net income (loss) margin	(2%)	3%
Adjusted EBITDA margin	10%	13%
For the three months ended March 31, 2026, Adjusted EBITDA decreased by $1.2 million, or 37%, as compared to the three months ended March 31, 2025. The decrease in Adjusted EBITDA during the three months ended March 31, 2026 reflects the decrease in operating income, primarily driven by our reduced total revenue related to lower certified loan volume. For the three months ended March 31, 2026, the adjustment for other non-recurring expense includes certain non-recurring legal fees.
Critical Accounting Policies and Estimates
There have not been any material changes during the three months ended March 31, 2026 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please refer to

“Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of our critical accounting policies and estimates.
Recent Accounting Pronouncements
Refer to Note 2—Summary of Significant Accounting and Reporting Policies to the accompanying condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.
Contractual and Other Obligations
We had no material changes in our contractual commitments and obligations during the three months ended March 31, 2026 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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
As of March 31, 2026, we had outstanding amounts of $83.3 million under the Term Loan due 2027, which is scheduled to mature on September 9, 2027. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2026. Borrowings under the Credit Agreement bear interest at a rate equal to Adjusted SOFR plus a spread that is based upon our total net leverage ratio. The spread ranges from 1.625% to 2.375% per annum for Adjusted SOFR loans. We are also charged an unused commitment fee that ranges from 0.15% to 0.225% per annum on the average daily unused portion of the Revolving Credit Facility, which is paid quarterly in arrears and is based on our total net leverage ratio.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following financial statements from Open Lending Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language):

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

OPEN LENDING CORPORATION

/s/ Jessica Buss
Jessica Buss
May 8, 2026	Chief Executive Officer (Principal Executive Officer)

/s/ Massimo Monaco
Massimo Monaco
May 8, 2026	Chief Financial Officer (Principal Financial and Accounting Officer)